Form 10QSB
period 2007-04-30
Geostar Mineral CORP
filed 2007-06-11
CIK 1385799

======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of June 4, 2007, the Company had 5,511,400 shares of common stock outstanding.

=====================================================================================================

PART I

ITEM 1.      INTERIM FINANCIAL STATEMENTS

GEOSTAR MINERAL CORPORATION
(An Exploration Stage Company)
(Unaudited)

April 30, 2007

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
April 30, 2007 and October 31, 2006
(Unaudited)

	April 30,	October 31,
	2007	2006

ASSETS

Current Assets

Cash	$41,013	$600

Total Assets	$41,013	$600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Due to related parties	$13,259	$13,184

Stockholders’ Equity (Deficit)

Common stock, 100,000,000 shares authorized, $0.00001 par value
5,511,400 and 5,000,000 shares issued and outstanding, respectively	55	50

Additional paid-in capital	554,585	500,450

Deficit accumulated during the exploration stage	(526,886)	(513,084)

Total Stockholders’ Equity (Deficit)	27,754	(12,584)

Total Liabilities and Stockholders’ Equity (Deficit)	$41,013	$600

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Operations
For the Three and Six Month Periods Ended April 30, 2007 and the Period from
September 12, 2006 (Inception) Through April 30, 2007
(Unaudited)

	For the Three	For the Six	September 12, 2006
	Months Ended	Months Ended	(Inception) through
	April 30, 2007	April 30, 2007	April 30, 2007

Operating Expenses

Compensation expense	$-	$-	$499,950
Consulting services	750	1,500	1,750
General and administrative	37	616	3,250
Rent	750	1,500	1,750
Legal and accounting	10,186	10,186	20,186

Total Expenses	11,723	13,802	526,886

Net Loss	$(11,723)	$(13,802)	$(526,886)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	5,091,200	5,044,800

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Six Month Period Ended April 30, 2007 and the Period from
September 12, 2006 (Inception) Through April 30, 2007
(Unaudited)

	For the Six	September 12, 2006
	Months Ended	(Inception) through
	April 30, 2007	April 30, 2007

Operating Activities

Net loss	$(13,802)	$(526,886)

Adjustments to reconcile net loss to cash used in operating
activities:
Stock based compensation	-	499,950
Contributed rent and consulting services	3,000	3,500

Change in:
Increase in due to related parties	75	13,259

Net Cash Used in Operating Activities	(10,727)	(10,177)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	51,140	51,190

Increase in Cash	40,413	41,013

Cash - Beginning of Period	600	-

Cash - End of Period	$41,013	$41,013

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :

Interest	$-	$-
Income taxes	$-	$-

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period From September 12, 2006 (Inception) Through April 30, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at September 12, 2006
(Inception)	–	$–	$–	$–	$–

Issuance of common stock for cash at
$0.00001 per share	5,000,000	50	–	–	50

Stock based compensation	–	–	499,950	–	499,950

Donated services	–	–	500	–	500

Net loss	–	–	–	(513,084)	(513,084)

Balances at October 31, 2006	5,000,000	50	500,450	(513,084)	(12,584)

Issuance of common stock for cash at
$0.01 per share	511,400	5	51,135	–	51,140

Donated services	–	–	3,000	–	3,000

Net loss	–	–	–	(13,802)	(13,802)

Balances at April 30, 2007	5,511,400	$55	$554,585	$(526,886)	$27,754

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As at April 30, 2007, Geostar has a working capital deficiency, has not generated revenues and has accumulated losses of $526,886 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Geostar’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

a)

During the quarter ended April 30, 2007, the Company recognized a total of $1,500 for donated services at $250 per month for three months for donated rent and at $250 per month for three months for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

On April 30, 2007, Geostar owed the President and Director of Geostar $13,259 for expenses paid on behalf of Geostar and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4 – COMMON STOCK

During the quarter ended April 30, 2007, Geostar sold 511,400 shares of common stock at a price of $0.01 per share for cash proceeds of $51,140.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended April 30, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. In April 2007, we raised $51,140 in our public offering of common stock. It should last 12 months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is located 170 miles east of Vancouver, near Beaverdell on the West Kettle River. The property is in the Greenwood Mining Division, and is centered at approximately 49o22’N latitude and 119o06’W. longitude. The Beaverdell community lies 3 miles to the north, on Highway 33; Kelowna and the junction with Highway 97 lies 50 miles to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles to the south. A network of secondary roads, including the rail bed of the abandoned Kettle River Railway access most parts of the property. The property is situated within the Monashee Mountains and elevations range from 2,500 feet along the West Kettle River to 3,200 feet at the northwestern edge of the property.

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

     The property is undeveloped raw land. We intend to start exploration operations in 90 days after the completion of our public offering, weather permitting. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining Co. and a physical examination of the property by Mr. Protskiv, our president and director. The registering the cells was included in the $2,200 paid to Madman Mining Co. No additional payments were made or are due to Madman Mining Co. for its services. The claims were recorded in Mr. Protskiv’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 3, 2006, Mr. Protskiv executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Protskiv transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Protskiv has not provided us with a signed or executed bill of sale in our favor. Mr. Protskiv will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Protskiv does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Protskiv does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Protskiv must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 1,400 feet in order to extract a samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia

     We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of this public offering, weather permitting

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

     To become profitable and competitive, we must remove and sell mineralized material. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our public offering will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     Money that we raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

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

     Since inception, we have issued 5,511,400 shares of our common stock and received $51,140.

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

     During the quarter ended April 30, 2007, Geostar sold 511,400 shares of common stock at a price of $0.10 per share for cash proceeds of $51,140.

     As of April 30, 2007, our total assets were $41,013 and our total liabilities were $13,259.

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

     On April 30, 2007, we completed our public offering and raised $51,140 by selling 511,400 shares of common stock.

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of June, 2007.

GEOSTAR MINERAL CORPORATION

BY:	ANDRIY PROTSKIV
Andriy Protskiv, President, Principal
Executive Officer, Principal Financial Officer,
Principal Accounting Officer, Secretary,
Treasurer and Director