Form 10QSB/A
period 2007-01-31
Geostar Mineral CORP
filed 2007-07-19
CIK 1385799

====================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

The Company is a Shell company: Yes [X] No [  ]

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

====================================================================================

PART II. OTHER INFORMATION

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

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of July, 2007.

GEOSTAR MINERAL CORPORATION

BY:	ANDRIY PROTSKIV
Andriy Protskiv, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and
Director