Form 10QSB
period 2007-07-31
Geostar Mineral CORP
filed 2007-09-11
CIK 1385799

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

The Company is a Shell company:  Yes [ X ]    No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of August 27, 2007, the Company had 5,511,400 shares of common stock outstanding.

===================================================================================

INTERIM FINANCIAL STATEMENTS

Geostar Mineral Corporation
(An Exploration Stage Company)
(Unaudited)

July 31, 2007

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Statement of Changes in Stockholders’ Equity (Deficit)	F-4

Notes to the Financial Statements	F-5

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	July 31,	October 31,
	2007	2006
ASSETS

Current Assets

Cash	$31,510	$600

Total Assets	$31,510	$600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$3,603	$-
Due to related parties	13,259	13,184
Total Liabilities	16,862	13,184

Stockholders’ Equity (Deficit)
Preferred stock, 100,000,000 shares authorized, $0.00001 par value
none issued and outstanding	-	-

Common stock, 100,000,000 shares authorized, $0.00001 par value
5,511,400 and 5,000,000 shares issued and outstanding, respectively	55	50

Additional paid-in capital	556,085	500,450

Deficit accumulated during the exploration stage	(541,492)	(513,084)

Total Stockholders’ Equity (Deficit)	14,648	(12,584)

Total Liabilities and Stockholders’ Equity (Deficit)	$31,510	$600

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Operations
For the Three and Nine Months Period Ended July 31, 2007 and the Period from
September 12, 2006 (Inception) Through July 31, 2007
(Unaudited)

			September 12,
			2006
	For the Three	For the Nine	(Inception)
	Months Ended	Months Ended	through
	July 31, 2007	July 31, 2007	July 31, 2007

Operating Expenses

Compensation expense	$-	$-	$499,950
Consulting services	750	2,250	2,500
General and administrative	8,606	9,222	11,856
Rent	750	2,250	2,500
Legal and accounting	4,500	14,686	24,686

Total Expenses	14,606	28,408	541,492

Net Loss	$(14,606)	$(28,408)	$(541,492)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding	5,511,400	5,202,100

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Nine Month Period Ended July 31, 2007 and the Period from
September 12, 2006 (Inception) Through July 31, 2007
(Unaudited)

	For the Nine	September 12, 2006
	Months Ended	(Inception) through
	July 31, 2007	July 31, 2007

Operating Activities

Net loss	$(28,408)	$(541,492)

Adjustments to reconcile net loss to cash used in operating
activities:
Stock based compensation	-	499,950
Contributed rent and consulting services	4,500	5,000

Change in:
Accounts payable	3,603	3,603
Due to related parties	75	13,259

Net Cash Used in Operating Activities	(20,230)	(19,680)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	51,140	51,190

Increase in Cash	30,910	31,510

Cash - Beginning of Period	600	-

Cash - End of Period	$31,510	$31,510

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-
Income taxes	$-	$-

See accompanying summary of accounting policies and notes to financial statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period From September 12, 2006 (Inception) Through July 31, 2007
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at September 12, 2006
(Inception)	–	$–	$–	$–	$–

Issuance of common stock for
cash at $0.00001 per share	5,000,000	50	–	–	50

Stock based compensation	–	–	499,950	–	499,950
Donated services	–	–	500	–	500

Net loss	–	–	–	(513,084)	(513,084)

Balances at October 31, 2006	5,000,000	50	500,450	(513,084)	(12,584)

Issuance of common stock for
cash at $0.10 per share	511,400	5	51,135	–	51,140
Donated services	–	–	4,500	–	4,500
Net loss	–	–	–	(28,408)	(28,408)
Balances at July 31, 2007	5,511,400	$55	$556,085	$(541,492)	$14,648

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As at July 31, 2007, Geostar has a working capital deficiency, has not generated revenues and has accumulated losses of $541,492 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Geostar’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

a)

During the nine month period ended July 31, 2007, the Company recognized a total of $2,250 for donated services at $250 per month for nine months for donated rent and $2,250 for consulting services at $250 per month for nine months provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

b)

On July 31, 2007, Geostar owed the President and Director of Geostar $13,259 for expenses paid on behalf of Geostar and for cash advances. This amount is unsecured, non interest bearing, and has no specific terms for repayment.

NOTE 4 - COMMON STOCK

a)	On January 3, 2007, the Company issued 111,000 shares of common stock at $0.10 per share for cash proceeds of $11,100.
b)	On April 16, 2007, the Company issued 96,000 shares of common stock at $0.10 per share for cash proceeds of $9,600.
c)	On April 30, 2007, the Company issued 304,400 shares of common stock at $0.10 per share for cash proceeds of $30,440.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This Form 10-QSB for the period ended July 31, 2007 includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     Our exploration target is to find mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia.

     We estimate the cost of drilling will be $20 per foot drilled. We will drill approximately 3,000 linear feet or 8 holes to depth of 300 feet. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

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

Milestones

     The following are our milestones:

1.

0-90 days from the date of this report. - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days from the date of this report. - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $60,500 to $142,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

180-210 days from the date of this report. - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

Liquidity and Capital Resources

     Money that we raised in our public offering will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we have not raised all of the money we need from our public offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have the right to explore one property containing four MTO cells. The property is staked and we will begin our exploration plan shortly. As of the date of this report we have not yet generated any revenues.

     Since inception, we have issued 5,511,400 shares of our common stock and received $51,190.

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

     During the period ended July 31, 2007, Geostar sold 511,400 shares of common stock at a price of $0.10 per share for cash proceeds of $51,140.

     As of July 31, 2007, our total assets were $31,510 and our total liabilities were $16,862.

ITEM 3.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On February 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-139986, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering.

     On April 30, 2007, we completed our public offering and raised $51,140 by selling 511,400 shares of common stock. Since then we have used the proceeds as follows:

Accounting and Legal Fees	$11,024
General and Administrative	8,606
Bank bal as of July 31, 2007	31,510
Total:	$51,140

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of September, 2007.

GEOSTAR MINERAL CORPORATION

BY:	ANDRIY PROTSKIV
Andriy Protskiv, President, Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer, Secretary, Treasurer and
Director

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(a) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).