Form 10KSB
period 2007-10-31
Geostar Mineral CORP
filed 2008-01-29
CIK 1385799

===================================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-139986

GEOSTAR MINERAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

706 - 15038 101 Avenue
Surrey, British Columbia
Canada V3R 0N2
(Address of principal executive offices, including zip code.)

(604) 687-3624
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes [X]    No [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]    NO [  ]

===================================================================================

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most fiscal year October 31, 2007: $0.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 31, 2007: $0.00.

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 15, 2008: 5,511,400 shares of common stock.

FORWARD LOOKING STATEMENT

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (collectively, forward-looking statements). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan, that our management is not adequate to carry out our business plan, and that there will not be adequate capital. Since our common stock is considered a “penny stock” company, the safe harbor for forward-looking statements contained in the private securities litigation reform act, as amended, does not apply to us.

PART I

ITEM 1.      BUSINESS

General

     We were incorporated in the State of Nevada on September 12, 2006. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search from mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511 and our business office is located at 706 - 15038 101 Avenue, Surrey, British Columbia, Canada V3R 0N2. This is our mailing address as well. Our telephone number is (604) 687-3624. Our rent is $250 per month and is donated by our sole officer until mineralized material is discovered.

     There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

     In October 2006, Andriy Protskiv, our president and a member of the board of directors acquired one mineral property containing four MTO cells in British Columbia, Canada. British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by Lloyd Brewer of Madman Mining Co., a non affiliated third party. Lloyd Brewer of Madman Mining Co. is a self-employed contract staker and field worker residing in Vancouver, British Columbia.

     We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

     We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

     Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the same on the Mineral Titles Online system. Mr. Protskiv paid Madman Mining Co. $2,200 to register the claims on the Mineral Titles Online system. No additional payments were made or are due to Madman Mining Co. for its service. The cells were recorded in Mr. Brewer’s name. Mr. Brewer transferred the cells to Mr. Protskiv’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In November 2006 Mr. Protskiv executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Protskiv transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Protskiv has not provided us with a signed or executed bill of sale in our favor. Mr. Protskiv will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

     In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Protskiv will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Protskiv transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Protskiv will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of British Columbia.

     In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

     The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$100 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

     The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

     In September 2007 we paid $5,000 to Madman Mining Co. Ltd. to start phase 1A exploration program on the South Ridge Project, located in the Beaverdell area of south-central B.C. We expect the exploration report from Madman Mining Co. Ltd. in the beginning of 2008. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

     There are no native land claims that affect title to the property. We have no plans to try interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

     The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Claim Name	MTO Cells	Expiration
519328	South Ridge	4	July 1, 2008

     In order to maintain these claims we must pay a fee of CND$100 per year per cell.

Location and Access

     The property is located 170 miles east of Vancouver, near Beaverdell on the West Kettle River. The property is in the Greenwood Mining Division, and is centered at approximately 49o22’N latitude and 119o06’W. longitude. The community of Beaverdell lies three miles to the north, on Highway 33; Kelowna and the junction with Highway 97 lies 50 miles to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles to the south. A network of secondary roads, including the rail bed of the abandoned Kettle River Railway access most parts of the property.

     The property is situated within the Monashee Mountains and elevations range from 2,500 feet along the West Kettle River to 3,200 feet at the northwestern edge of the property.

Physiography

     Slopes within the claim area are moderately steep except for the bottomlands of the West Kettle River valley. Vegetation consists mainly of fir; larch and pine, much of it mature second growth. Some of the area has been recently logged. There is relatively little underbrush, and open grassy areas are not uncommon. Outcrops are fairly sparse except locally on the east flanks of ridges, where small bluffs with talus aprons occur.

     The climate features warm summers and mild winters. The West Kettle Valley is fairly dry in the summers, although not as dry as the Okanagan valley to the west. Average yearly precipitation is 20 inches. A snow pack of 3-5 feet begins to accumulate in November and lingers in places into May. The climate in the project may prevent exploration from November until May.

History

     The property covers old mine workings consisting of two adits; one of which is 530 feet long and the other is of unknown length and is completely caved.

Regional Geology

     The area is within the Omineca Crystalline Belt; a NW trending belt dominated by plutonic and high-grade metamorphic rocks. Rock units present in the immediate area of the project include:

     1. Cretaceous age Nelson Plutonics comprised primarily of quartz diorite, monzonite and granodiorite but also include greenstones, amphibolites, mafic schists, meta-wackes and lesser limestone of the Carboniferous and older Anarchist Group. This sedimentary and volcanic package occurs as isolated rafts or roof pendants surrounded by the younger intrusive.

     2. The Valhalla Intrusions (granite and granodiorite) of Jurassic-Cretaceous age are distinguished from the Nelson Plutonics by their porphyritic nature and general lack of foliation.

     3. The Coryell Group is Eocene porphyritic felsic intrusions that occur as plugs and dykes in the area. These trachytes, andesites and lesser tuff and shale interbeds outcrop in erosional remnants on the property and in fault bounded outliers throughout the Okanagan region.

     4. Fine-grained mafic dykes are the youngest intrusive rocks in the area, and are related to regionally significant Miocene plateau basalts. Several dykes swarm through the South Ridge Property.

Property Geology

     The property is primarily underlain by granodiorite and quartz diorite, which are continuous with the country rock of the Highland Bell Mine on Wallace Mountain. These intrusive rocks are in turn intruded by quartz monzonite and monzonite. Some outcrops of the later intrusives may be called syenodioirite, syenite ore even porphyritic granite on a visual inspection. It is generally accepted that these various intrusive rocks are associated with the Nelson pluton of Cretaceous period as different phases.

     Fine-grained diorite and aplitic dykes intruded the granodioritic country rocks. A fine-grained diorite appears to be a pulaskite-looking rock commonly associated with Tertiary volcanics. Aplitic dykes may be related to a granodiorite intrusion itself.

     The mineralized quartz veins or shears are hosted by granodiorite or quartz diorite with some remnant masses of pre-mineral Anarchist volcanics of Permian or Triassic period. All-important showings and geochemical anomalies are localized in the granodiorite or a quartz diorite. The later phase of the intrusive monzonite, quartz monzonite, porphyritic quartz syenite, et al appears not to carry a significant sulphide mineralization insofar as previous geological mapping has determined.

     It is important to note that approximately 90% of the property is covered by a thin layer of overburden that has hindered geological mapping.

MAP 1

YUKON
N.W.T.
ALASKA
U.S.A.
BRITISH
COLUMBIA
ALBERTA
Pacific Ocean
Stewart
Ft. St. John
Dawson Creek
Prince Rupert
Smithers
Prince George
PROPERTY LOCATION
Bella Coola
Williams Lake
Kamloops
Kelowna
Vancouver
Victoria
Cranbrook
Trail
U.S.A.
0
200km
400km
Scale 1" = 100 miles

GEOSTAR MINERAL CORPORATION

SOUTH RIDGE PROJECT

LOCATION MAP

Cranberry Ridge Area - Beaverdell
Greenwood M.D., B.C.
NTS Map 082E/06E

Sept 06

SR 1-06

FIGURE 1

MAP 2

119° 06'
Cranberry Ridge
Eugene Creek
South Ridge Claim
33
W
E
49° 22'

0
500m
1000m
2000m

- Project Boundary
- Contour Interval = 20m
- Contour Interval = 100m
- Roads
- Rivers & Creeks
- Mineral Showings

Base Map Source: http://maps.gov.bc.ca/...

GEOSTAR MINERALS CORPORATION

SOUTH RIDGE PROJECT

CLAIM & TOPOGRAPHY MAP

Cranberry Ridge, Beaverdell
Greenwood M.D., B.C. - NTS Map 082E/06E

Sept 06		FIGURE 2
SR 2-06

MAP 3

119° 06'
49° 22'
PROJECT AREA
Ema
Ec
mJg
CPas
JKg
Emi

N

0 4000m 8000m

Scale 1:225,000

Ema **Marron Group (Eocene)**
Undifferentiated andesite, dacite and trachyte

Ec **Coryell Syenite (Eocene)**
alkalic to calc-alkalic, high level, pink and buff syenite and quartz monzonite and trachytic pink feldspar porphyry dykes

JKg **Okanagan Batholith (Cretaceous and/or Jurassic)**
massive, light grey weathering, medium- to coarse-grained, equigranular to porphyritic, unfoliated to weakly foliated, fresh biotite granodiorite and granite

mJg **Nelson Plutonics Rocks (Middle Jurassic)**
massive, generally moderately foliated, medium grey weathering, medium- to coarse-grained, equigranular

CPas **Anarchist Group (Carboniferous or Older)**
dark grey weathering, recessive, amphibolite, greenstone, quartz-chlorite schist, quartz-biotite schist, minor serpentinized peridotite

Geological Contact (defined, approximate, assumed)

GEOSTAR MINERALS CORPORATION	
PROJECT: *SOUTH RIDGE PROJECT*	
REGIONAL GEOLOGY Greenwood Mining Division N.T.S. 82E/06	
DATE: Sept 06 REF. NO: SR 3 - 06	GeoGraphix
DRAWING NO: FIGURE 3

Supplies

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locates products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Description of Property

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Protskiv, our president, director and shareholder. Under this oral agreement, Mr. Protskiv has allowed us to conduct exploration activity on the property. Mr. Protskiv holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this annual report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and cant raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. To our knowledge, the property has never been mined. Before minerals retrieval can begin, we must explore for and find mineralized material. After that we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 1,200 linear feet or 4 holes to depth of 300 feet. We estimate that it will take up to three months to drill 4 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $1,500.

     The breakdowns were made in consultation with Lloyd Brewer of Madman Mining Co Ltd.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete exploration because we don’t have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything else.

     We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

     We do not have any plan to make our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Competitive Factors

     The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

     Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

     We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

     We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

     We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

     We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

     We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

     Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $375 if we drill 4 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Protskiv has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

     We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

     At present, we have no full-time employees. Our sole officer and director is a part-time employee and he will devote about 10% of his time or four hours per week to our operation. Our officer and director does not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole officer and director. Mr. Protskiv will handle our administrative duties. Because our sole officer and director is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

Risk Factors

Risks associated with Geostar Mineral Corporation

     1. We may not have sufficient capital to stay in business and as such, we may have to suspend or cease operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. If we can’t stay in business we may have to suspend or cease operations.

     2. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

     Our plan of operation and the funds we raise from this offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

     3. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

     4. We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

     We were incorporated on September 12, 2006, and we have just started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $550,543. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

     5. Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     6. Because title to the property is held in the name of one of our officers, if he transfers the property to someone other than us, we will cease operations.

     Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Andriy Protskiv, our president. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     7. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a lose of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

     8. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

     Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

     9. Because Mr. Protskiv has other outside business activities, he is devoting 10% of his time, or four hours per week, to ours to our operations. As a result, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Protskiv, our sole officer and director, has other outside business activities, he is devoting 10% of his time, or four hours per week, to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Protskiv. As a result, exploration of the property may be periodically interrupted or suspended.

Risks associated with this offering:

     10. If our sole officer and director resigns or dies without having found a replacement, our operations will be suspended or cease. If that should occur, you could lose your investment.

     We have only one officer and director. We are entirely dependent upon him to conduct our operations. If he should resign or die there will be no one to continue our operations. Further, we do not have key man insurance. If that should occur, until we find other persons to continue our operations, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

     11. Because our sole officer and director owns more than 50% of the outstanding shares of common stock, he is able to decide who will be directors and you will not be able to elect any directors or control operations.

     Our sole officer and director owns 5,000,000 shares and will continue to control us. As a result, he will be able to elect all of our directors and control our operations.

     12. Because there is a limited public trading market for our common stock, you may not be able to resell your stock and as a result your investment may be illiquid.

     There is currently a limited public trading market for our common stock. If you do want to resell your shares, you may have difficulty doing so. As a result, your investment may be illiquid.

ITEM 2.      DESCRIPTION OF PROPERTIES

     Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Protskiv, our president, director and shareholder. Under this oral agreement, Mr. Protskiv has allowed us to conduct exploration activity on the property. Mr. Protskiv holds the property in trust for us pursuant to a declaration of trust.

ITEM 3.      LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.      MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

     Our company's securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “GEOS”.

Fiscal Quarter	High Bid	Low Bid
2007
Fourth Quarter 08-01-07 to 10-31-07	$0.00	$0.00
Third Quarter 05-01-07 to 07-31-07	$0.00	$0.00
Second Quarter 02-01-07 to 04-31-07	$0.00	$0.00
First Quarter 11-01-06 to 01-31-07	$0.00	$0.00

Fiscal Quarter	High Bid	Low Bid
2006
Fourth Quarter 08-01-06 to 10-31-06	$0.00	$0.00
Third Quarter 05-01-06 to 07-31-06	$0.00	$0.00
Second Quarter 02-01-06 to 04-31-06	$0.00	$0.00
First Quarter 11-01-05 to 01-31-06	$0.00	$0.00

Holders

     At October 31, 2007, we had 52 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 5,511,400 shares of common stock outstanding as of October 2007, 5,000,000 shares were issued to our sole officer and director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. There are 51 holders of 511,400 free-trading shares of common stock.

Dividend Policy

     We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

     On February 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, file number 333-139986, permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There was no underwriter involved in our public offering.

     On April 30, 2007, we completed our public offering by raising $51,140. We sold 511,400 shares of our common stock at an offering price of $0.10 per share to 51 persons.

Use of Proceeds

     Since the time of raising money by offering shares of our stock, we have proceeds of $51,140. We have used proceeds for the following: $16,914 for accounting and legal fees and $9,545 for general and administrative expenses.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this annual report. We are not going to buy or sell any plant or significant equipment during the next twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this annual report. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 1,200 linear feet or 4 holes to depth of 300 feet. We estimate that it will take up to three months to drill 4 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

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

Milestones

     The following are our milestones:

1.

Spring 2008 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

Summer 2008 - Core drilling. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $60,500 to $142,000.  Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

3.

Fall 2008 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

     The cost of the subcontractors is included in cost of the exploration services to be performed. All funds for the foregoing activities will be obtained from our public offering.

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

     To become profitable and competitive, we conduct into the research and exploration of our properties before we start production of any minerals we may find.

Liquidity and Capital Resources

     If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.

     At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

     We have the right to conduct exploration activity on one property containing four MTO cells.

     Since inception, we have issued 5,511,400 shares of our common stock and received $51,190.

     We issued 5,000,000 shares of common stock to our sole officer and director pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1993. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Andriy Protskiv covered our initial expenses for incorporation, accounting and legal fees and for registering the property, all of which was paid directly to our staker, attorney and accountant. The amount owed to Mr. Protskiv was paid back to him in full in August 2007.

     We also issued 511,400 shares of common stock and raised $51,140.

     As of October 31, 2007, our total assets were $9,380 and our total liabilities were $2,282.

PART III

ITEM 7.      FINANCIAL STATEMENTS.

Geostar Mineral Corporation
(An Exploration Stage Company)

October 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director
Geostar Mineral Corporation
Surrey, B.C.

We have audited the accompanying balance sheet of Geostar Mineral Corporation as of October 31, 2007 and the related statements of operations, changes in stockholder’s deficit and cash flows for the year ended October 31, 2007 and period September 12, 2006 (inception) through October 31, 2006. These financial statements are the responsibility of Geostar Mineral Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geostar Mineral Corporation as of October 31, 2007and the results of its operations and cash flows for the year ended October 31, 2006 and period September 12, 2006 (inception) through October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Geostar Mineral Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Geostar Mineral Corporation has suffered initial losses and has no operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

January 29, 2007

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
October 31, 2007 and October 31, 2006

	October 31,	October 31,
	2007	2006

ASSETS

Current Assets

Cash	$9,380	$600

Total Assets	$9,380	$600

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable	$2,282	$-

Due to related parties	-	13,184

Stockholders’ Equity (Deficit)

Common stock, 100,000,000 shares authorized, $0.00001 par value
5,511,400 and 5,000,000 shares issued and outstanding, respectfully	55	50

Additional paid-in capital	557,586	500,450

Deficit accumulated during the exploration stage	(550,543)	(513,084)

Total Stockholders’ Equity (Deficit)	7,098	(12,584)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,380	$600

The Accompanying Notes are an Integral Part of These Financial Statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Operations
For the Year Ended October 31, 2007, and the Periods from
September 12, 2006 (Inception) Through October 31, 2007 and 2006

				September 12,	September 12, 2006
		For the Year		2006(Inception)	(Inception) Through
		Ended		Through	October 31, 2007
		October 31, 2007		October 31, 2006

Operating Expenses

Compensation expense	$	- $		499,950	$499,950

Consulting services		3,000		-	3,000

Mining exploration expense		5,000		-	5,000

General and administrative		9,545		3,134	12,679

Rent		3,000		-	3,000

Legal and accounting		16,914		10,000	26,914

Total Expenses		37,459		513,084	550,543

Net Loss		$(37,459	) $	(513,084)	$(550,543)

Net Loss Per Common Share – Basic and Diluted		$(0.01	) $	(0.10)

Weighted Average Number of Common Shares Outstanding		5,511,400		5,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Year Ended October 31, 2007, and the Perioda from
September 12, 2006 (Inception) Through October 31, 2007 and 2006

	For the Year Ended	September 12, 2006	September 12, 2006
	October 31, 2007	(Inception) through	(Inception) through
		October 31, 2006	October 31, 2007

Operating Activities

Net loss	$(37,459)	$(513,084)	$(550,543)

Adjustments to reconcile net loss to cash used in operating activities:

Stock based compensation	-	499,950	499,950
Contributed rent and consulting services	6,000	500	6,500

Changes in:

Accounts payable	2,282	-	2,282
Due to related parties	(13,184)	13,184	1

Net Cash Used in Operating Activities	(42,360)	550	(41,810)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	51,140	50	51,190

Increase (Decrease) in Cash	8,780	600	9,380

Cash - Beginning of Period	600	-	-

Cash - End of Period	$9,380	$600	$9,380

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period From September 12, 2006 (Inception) Through October 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at September 12, 2006
(Inception)	–	$–	$–	$–	$–

Sale of common stock at $0.00001 per
share	5,000,000	50	–	–	50

Stock based compensation	–	–	499,950	–	499,950

Donated services	–	–	500	–	500

Net loss	–	–	–	(513,084)	(513,084)

Balances at October 31, 2006	5,000,000	50	500,450	(513,084)	(12,584)

Sale of common stock at $0.10 per share	511,400	5	51,136	–	51,141

Donated services	–	–	6,000	–	6,000

Net loss	–	–	–	(37,459)	(37,459)

Balances at October 31, 2007	5,511,400	$55	$557,586	(550,543)	$7,098

The Accompanying Notes are an Integral Part of These Financial Statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization. Geostar Mineral Corporation was incorporated in Nevada on September 12, 2006. Geostar is an Exploration Stage Company. Geostar’s principal business is the acquisition and exploration of mineral resources in Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and Diluted Net Income (Loss) Per Share. Geostar computes net income (loss) per share in accordance with FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to those common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock provide for the period is used in determining the number of shared assumed to be purchased from the exercise of stock options or warranty. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents. Geostar considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. Cash consists of cash on deposit with a high quality major financial institution and to date, has not experienced and losses on any of its balances.

Mineral Property Costs. Geostar has been in the exploration stage since its formation on September 12, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisitions and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Financial Instruments. Financial instruments, which include cash, accrued liabilities and due to related parties were estimated to their carrying values due to the immediate or short-term maturity of these financial instruments. Geostar’s operation are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to Geostar’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility. Currently, Geostar does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Geostar has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 Geostar is required to compute tax asset benefits for net operating losses carried forward Potential benefit of net operating losses have not be recognized in these financial statements because Geostar cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation. Geostar’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balance are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Geostar has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Recently Issued Accounting Pronouncements. Geostar does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their results of operation, financial position or cash flow.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As of October 31, 2007, Geostar has not generated revenues and has accumulated losses of $550,543 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Geostar’s ability to continue as a going concern.

NOTE 3 - MINERAL PROPERTIES

On October 30, 2007 Geostar’s President bought mineral claim in British Columbia, Canada, for $2,200. The claims are registered in his name and he has executed a trust agreement whereby he agrees to hold the claim in trust on behalf of Geostar.

NOTE 4 - RELATED PARTY TRANSACTIONS

a)

During the year ended October 31, 2007, Geostar recognized a total of $6,000 for donated services at $250 per month for twelve months for donated rent and at $250 per month for twelve months for consulting services provided by our President and Director. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

NOTE 5 - COMMON STOCK

a)	On January 3, 2007, Geostar sold 111,000 common shares for $0.10 per share or $11,100.

b)	On April 16, 2007, Geostar sold 96,000 common shares for $0.10 per share or $9,600.

c)	On April 30, 2007, Geostar sold 304,400 common shares for $0.10 per share or $30,440.

NOTE 6 – INCOME TAXES

Geostar used the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of the assets and liabilities for the financial and income tax reporting purposed. During fiscal 2006, Geostar incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $50,543 at October 31, 2007 $13,134 will expire in the year 2026 and $37,409 will expire in the year 2027

At October 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets	$17,690

Less: valuation allowance	(17,690)

Net deferred tax asset	$ -

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our fiscal year end is October 31. Our financial statements for the period from inception to October 31, 2007, included in this report, have been prepared by by Malone & Bailey, PC, Suite 930, 2925 Briarpark Drive, Houston, Texas 77042; telephone: 713-266-0530. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our sole director serves until his successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)
Andriy Protskiv	29	president, principal executive officer, principal financial
706 - 15038 101 Avenue		officer, secretary, treasurer and a member of the
Surrey, British Columbia		board of directors
Canada V3R 0N2

     The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Sole Officer and Director

Andriy Protskiv, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors

     Andriy Protskiv has been our president, principal executive officer, principal financial officer, principal accounting officer, secretary, treasurer and director since September 12, 2006 (inception). Since April 2005 to present, Mr. Protskiv is a security officer at Paladin Security, Vancouver, British Columbia. From August 2002 to March 2005 Mr. Protskiv was a manager at Y & G Renovation and Finishing Co., Surrey, British Columbia. From May 1998 to August 2002, Mr. Protskiv was a staker and an assistant-supervisor on the field as well as in charge of core logging and mapping at YkrZakhidGeology Co., Ternopil, Ukraine.

Conflicts of Interest

     We believe Mr. Protskiv will not be subject to conflicts of interest, since we will not acquire any additional properties. No policy has been implemented or will be implemented to address conflicts of interest.

     In the event Mr. Protskiv resigns as our sole officer and director, there will be no one to run our operations and our operations will be suspended or cease entirely.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers has the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole officer from inception on September 12, 2006 through October 31, 2007.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
Nonqual-
						Non-	ified
Equity
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Andriy Protskiv	2007	0	0	0	0	0	0	0	0
President, Secretary,	2006	0	0	0	0	0	0	0	0
Treasurer

     The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year. Our fiscal year end is October 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Andriy Protskiv	0	0	0	0	0	0	0

     All compensation received by our sole officer and director has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this annual report, the total number of shares owned beneficially by our sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering . The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Percentage of
		Number of Shares	Ownership
	Number of	After Offering	After the Offering
Name and Address	Shares Before	Assuming all of the	Assuming all of the
Beneficial Ownership [1]	the Offering	Shares are Sold	Shares are Sold
Andriy Protskiv	5,000,000	5,000,000	71.42%
706 - 15038 101 Avenue
Surrey, BC
Canada V3R 0N2

All Officers and Directors	5,000,000	5,000,000	71.42%
as a Group (1 person)
[ 1 ]	The person named above "promoter" as defined in the Securities Exchange Act of 1934. Mr.
Protskiv is the only "promoter" of our company.

Future Sales by Existing Stockholders

     5,000,000 shares of common stock were issued to Andriy Protskiv, our president, director, and a member of our board of directors in October 2006. The 5,000,000 shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition. Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a brokers’ transaction or in a transaction directly with a market maker.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     A total of 5,000,000 shares of our stock are currently owned by our sole officer and director. He will likely sell a portion of his stock if the market price goes above $0.10. If he does sell his stock into the market, the sales may cause the market price of the stock to drop.

     Because our sole officer and director will control us after the offering, regardless of the number of shares sold, your ability to cause a change in the course of our operations is eliminated. As such, the value attributable to the right to vote is gone. This could result in a reduction in value to the shares you own because of the ineffective voting power.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2006, we issued a total of 5,000,000 shares of restricted common stock to Andriy Protskiv, our sole officer and director. This was accounted for as an acquisition of shares of common stock in the amount of $50.

     Mr. Protskiv also caused the property, comprised of four MTO cells, to be registered at a cost of $2,200. The claims were registered by Mr. Lloyd Brewer of Madman Mining Co. The terms of the transaction with Mr. Brewer were at arm’s length and Mr. Brewer was not an affiliate. Mr. Protskiv will transfer the claims to us if mineralized material is found on the claims. Mr. Protskiv will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

     Mr. Protskiv is our only promoter. He has not received or will not receive anything of value from us, directly or indirectly in his capacity as promoter.

PART IV

ITEM 13.      EXHIBITS

     The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	01/16/07	3.1
3.2	Bylaws.	SB-2	01/16/07	3.2
4.1	Specimen Stock Certificate.	SB-2	01/16/07	4.1
10.1	Trust Agreement.	SB-2	01/16/07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.1	Subscription Agreement.	SB-2	01/16/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$5,000	Malone & Bailey, PC, Chartered Accountants
2006	$5,000	Malone & Bailey, PC, Chartered Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$4,500	Malone & Bailey, PC, Chartered Accountants
2006	$0	Malone & Bailey, PC, Chartered Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007	$0	Malone & Bailey, PC, Chartered Accountants
2006	$0	Malone & Bailey, PC, Chartered Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Malone & Bailey, PC, Chartered Accountants
2006	$0	Malone & Bailey, PC, Chartered Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 29th day of January, 2008.

GEOSTAR MINERAL CORP.

BY: ANDRIY PROTSKIV
Andriy Protskiv, President, Principal Executive
Officer, Treasurer, Principal Financial Officer,
Principal Accounting Officer and sole member of
the Board of Directors.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ANDRIY PROTSKIV	President, Principal Executive Officer, Treasurer,	January 29, 2008
Andriy Protskiv	Principal Financial Officer, Principal Accounting
Officer and sole member of the Board of Directors.

EXHIBIT INDEX

	The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	01/16/07	3.1
3.2	Bylaws.	SB-2	01/16/07	3.2
4.1	Specimen Stock Certificate.	SB-2	01/16/07	4.1
10.1	Trust Agreement.	SB-2	01/16/07	10.1
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to 15d-15(e),
	promulgated under the Securities and Exchange Act of
	1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley
	Act of 2002 (Chief Executive Office and Chief
	Financial Officer).
99.1	Subscription Agreement.	SB-2	01/16/07	99.1
99.2	Audit Committee Charter.				X
99.3	Disclosure Committee Charter.				X