Form 10-Q
period 2008-01-31
Geostar Mineral CORP
filed 2008-03-14
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53051

GEOSTAR MINERAL CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

706 - 15038 101 Avenue
Surrey, British Columbia
Canada V3R 0N2
(Address of principal executive offices, including zip code.)

(604) 687-3624
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,511,400 as of March 12, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Geostar Mineral Corporation
(An Exploration Stage Company)
(Unaudited)

January 31, 2008

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31,	October 31,
	2008	2007

ASSETS

Current Assets

Cash	$5,130	$9,380

Total Assets	$5,130	$9,380

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable	$3,667	$2,282
Due to related parties	-	-
Total Liabilities	3,667	2,282

Stockholders’ Deficit

Common stock, 100,000,000 shares authorized, $0.00001 par value
5,511,400 shares issued and outstanding	55	55

Additional paid-in capital	559,086	557,586

Deficit accumulated during the exploration stage	(557,678)	(550,543)

Total Stockholders’ Deficit	1,463	7,098

Total Liabilities and Stockholders’ Deficit	$5,130	$9,380

(See accompanying summary of accounting policies and notes to financial statements)

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Operations
For the Three Month Period Ended January 31, 2008 and the Period from
September 12, 2006 (Inception) Through January 31, 2008
(Unaudited)

		For the three months		For the three months	September 12, 2006
		ended		ended	(Inception) Through
		January 31, 2008		January 31, 2007	January 31, 2008

Operating Expenses

Compensation expense	$	- $	$	- $	$499,950
Consulting services		750		750	3,750
Mining Exploration Expense		-		-	5,000
General and administrative		(805)		579	11,874
Rent		750		750	3,750
Legal and accounting		4,000		-	30,914

Total Expenses		4,695		2,079	555,238

Net Loss		$(4,695)	$	(2,079)	$(555,238)

Net Loss Per Common Share – Basic and Diluted		$(0.00)		$(0.00)

Weighted Average Number of Common Shares Outstanding		5,000,000		5,000,000

(See accompanying summary of accounting policies and notes to financial statements)

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Three Month Periods Ended January 31, 2008, the Year Ended October 31, 2007 and the Period from
September 12, 2006 (Inception) Through January 31, 2008
(Unaudited)

	For the three months	For the Three months	September 12, 2006
	Ended	Ended	(Inception) through
	January 31, 2008	January 31, 2007	January 31, 2008

Operating Activities

Net loss	$(4,695)	$(2,079)	$(554,510)

Adjustments to reconcile net loss to cash used in operating
activities:
Stock based compensation	-	-	499,950

Contributed rent and consulting services	1,500	1,500	8,000

Change in:
Increase in accounts payable	(1,055)		500
Increase in due to related parties	-	75	-

Net Cash Used in Operating Activities	(4,250)	(504)	(46,060)

Net Cash Provided by Financing Activities

Proceeds from the sale of common stock	-	-	51,190

Increase (Decrease) in Cash	(4,250)	(504)	5,130

Cash - Beginning of Period	9,380	600	-

Cash - End of Period	$5,130	$96	$5,130

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for :
Interest	$-	$-	$-
Income taxes	$-	$-	$-

(See accompanying summary of accounting policies and notes to financial statements)

Geostar Mineral Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Geostar have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Geostar’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in with the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As of January 31, 2008 Geostar has a working capital deficiency, has not generated revenues and has accumulated losses of $555,237 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Geostar’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

a)

During the period ended January 31, 2008 the Company recognized a total of $1,500 for donated services at $250 per month for three months for donated rent and at $250 per month for three months for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     We do not have sufficient funds to begin exploring the property.

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

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report, that is because we do not have the funds to do so.

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

Milestones

     The following are our milestones, however we do not have the funds to complete them:

1.	We must raise $44,000 in order to begin exploration of the property. We don’t know how long that will take.

2.

Spring 2009 - Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

3.

Summer 2009 - Core drilling. Core drilling will cost $20.00 per foot. Core drilling we be subcontracted to non-affiliated third parties. Cost - $24,000. Time to conduct the core drilling - 90 days. To carry out this milestone we must conduct the core drilling. The driller will be retained by our consultant.

4.

Fall 2009 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

     As of January 31, 2008, our total assets were $5,130 and our total liabilities were $3,667. We have insufficient funds to conduct our exploration activity.

ITEM 4.      CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

     On April 30, 2007, we completed our public offering and raised $51,140 by selling 511,400 shares of common stock. Since then we have used the proceeds as follows:

Accounting and Legal Expense	$20,186.36
Mining Exploration Expense	5,000.00
Reimbursement Expense	13,259.00
Stock Transfer Expense	7,048.00
Listing Expense	250.00
General & Administrative	266.91
Bank Balance as of January 31, 2008	5,129.73
Total:	$51,140.00

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of March, 2008.

GEOSTAR MINERAL CORPORATION
(Registrant)

BY:	ANDRIY PROTSKIV
Andriy Protskiv
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