Form 10-Q
period 2008-04-30
Geostar Mineral CORP
filed 2008-06-16
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,511,400 as of June 15, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

Geostar Mineral Corporation
(An Exploration Stage Company)
(Unaudited)

April 30, 2008

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
April 30, 2008 and October 31, 2007
(Unaudited)

	April 30,	October 31,
	2008	2007

ASSETS
Current assets
Cash	$4,580	$9,380
Total assets	$4,580	$9,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$14,142	$2,282
Stockholders’ equity (deficit)
Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,511,400 shares issued and outstanding	55	55
Additional paid-in capital	560,586	557,586
Deficit accumulated during the exploration stage	(570,203)	(550,543)
Total stockholders’ equity (deficit)	(9,562)	7,098
Total liabilities and stockholders’ equity (deficit)	$4,580	$9,380

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Operations
For the Periods Ended April 30, 2008 and April 30, 2007 and the Period from
September 12, 2006 (Inception) through April 30, 2008
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months	September 12, 2006
	Ended	Ended	Ended	Ended	(Inception) through
	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007	April 30, 2008

Operating expenses

Compensation expense	$-	$-	$-	$-	$499,950
Consulting services	750	750	1,500	1,500	4,500
Mining exploration expense	-	-	-	-	5,000
General and administrative	500	37	(305)	616	14,815
Rent	750	750	1,500	1,500	4,500
Legal and accounting	10,524	10,186	14,524	10,186	41,438

Total expenses	12,524	11,723	17,219	13,802	570,203

Net loss	$(12,524)	$(11,723)	$(17,219)	$(13,802)	$(570,203)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding	5,511,400	5,091,200	5,511,400	5,044,800

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Periods Ended April 30, 2008 and April 30, 2007 and the Period from
September 12, 2006 (Inception) through April 30, 2008

	For the Six Months	For the	September 12, 2006
	Ended	Six Months Ended	(inception) through
	April 30, 2008	April 30, 2007	April 30, 2008

Cash flows from operating activities:
Net loss	$(19,660)	$(13,802)	$(570,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	499,950
Contributed rent and consulting services	3,000	3,000	9,000
Change in:
Accounts payable	11,860	-	14,142
Due to related parties	-	75	-
Net cash used in operating activities	(4,800)	(10,727)	(47,111)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	51,140	51,691
Net cash provided by financing activities	-	51,140	51,691
Net increase (decrease) in cash	(4,800)	40,413	4,580
Cash - beginning of period	9,380	600	-
Cash - end of period	$4,580	$41,013	$4,580

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from October 31, 2007 through April 30, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at October 31, 2007	5,511,400	$55	$557,586	$(550,543)	$7,098

Donated services	–	–	3,000	–	3,000

Net loss	–	–	–	(19,660)	(19,660)

Balances at April 30, 2008	5,511,400	$55	$560,586	$(570,203)	$(9,562)

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

Geostar Mineral Corporation’s (the “Company”) principal business is the acquisition and exploration of mineral resources in Canada. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation

The accompanying unaudited interim financial statements of Geostar have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Geostar’s audited 2007 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Geostar’s 2007 annual financial statements have been omitted.

Use of Estimates

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next twelve months. Realization value may be substantially different from carrying values as shown, and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As of April 30, 2008 Geostar has a working capital deficiency, has not generated revenues and has accumulated losses of $570,203 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Geostar’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended April 30, 2008 the Company recognized a total of $3,000 for donated services at $250 per month for six months for donated rent and at $250 per month for six months for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business.

     We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property is located 170 miles east of Vancouver, near Beaverdell on the West Kettle River. The property is in the Greenwood Mining Division, and is centered at approximately 49o22’N. latitude and 119o06’W. longitude. The Beaverdell community lies 3 miles to the north, on Highway 33; Kelowna and the junction with Highway 97 lies 50 miles to the north, while Rock Creek and the junction of Highways 3 and 33 is 27 miles to the south. A network of secondary roads, including the rail bed of the abandoned Kettle River Railway access most parts of the property. The property is situated within the Monashee Mountains and elevations range from 2,500 feet along the West Kettle River to 3,200 feet at the northwestern edge of the property.

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

     The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Madman Mining Co. and a physical examination of the property by Mr. Protskiv, our president and director. The registering of the cells was included in the $2,200 paid to Madman Mining Co. No additional payments were made or are due to Madman Mining Co. for its services. The claims were recorded in Mr. Protskiv’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. On November 3, 2006, Mr. Protskiv executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Protskiv transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Protskiv has not provided us with a signed or executed bill of sale in our favor. Mr. Protskiv will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before minerals retrieval can begin, we must explore for and find mineralized material. We have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Protskiv does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfer them to us. Further, Mr. Protskiv does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Protskiv must transfer title to us, without payment of any kind, regardless of what is or is not discovered on the property.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason being is that whatever is located under the adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any area of our property.

     We intend to implement an exploration program which consists of core sampling. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr. Protskiv, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Protskiv will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report, as we do not have the funds to do so.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation, and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

3.

Fall 2009 - Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and it will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

     The cost of the subcontractors is included in the cost of the exploration services to be performed. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History/Need for Additional Capital

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

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find.

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

     Since inception, we have issued 5,511,400 shares of our common stock and received $51,691.

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

     As of April 30, 2008, our total assets were $4,580 and our total liabilities were $14,142. We have insufficient funds to conduct our exploration activity.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

     On April 30, 2007, we completed our public offering and raised $51,140 by selling 511,400 shares of common stock. Since then we have used the proceeds as follows:

Accounting and Legal Expense	$26,745
Mining Exploration Expense	5,000
General & Administrative	14,815
Bank balance as of April 30, 2008	4,580
Total:	$51,140

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of June, 2008.

GEOSTAR MINERAL CORPORATION
(Registrant)

BY:	ANDRIY PROTSKIV
Andriy Protskiv
President, Principal Executive Officer, Treasurer,
Principal Financial Officer, Principal Accounting
Officer and sole member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.