Form 10-Q
period 2008-07-31
Geostar Mineral CORP
filed 2008-09-12
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

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
YES [X]    NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,511,400 as of September 8, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS

Geostar Mineral Corporation
(An Exploration Stage Company)
(Unaudited)

July 31, 2008

Geostar Mineral Corporation
(An Exploration Stage Company)
Balance Sheets
July 31, 2008 and October 31, 2007
(Unaudited)

	July 31,	October 31,
	2008	2007

ASSETS

Current assets:

Cash	$2,549	$9,380

Total assets	$2,549	$9,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable	$11,574	$2,282

Stockholders’ equity (deficit):

Common stock, 100,000,000 shares authorized, $0.00001 par value;
5,511,400 shares issued and outstanding	55	55

Additional paid-in capital	562,086	557,586

Deficit accumulated during the exploration stage	(571,166)	(550,543)

Total stockholders’ equity (deficit)	(9,025)	7,098

Total liabilities and stockholders’ equity (deficit)	$2,549	$9,380

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Expenses
For the Periods Ended July 31, 2008 and July 31, 2007 and the Period from
September 12, 2006 (Inception) through July 31, 2008
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months	September 12, 2006
	Ended	Ended	Ended	Ended	(Inception) Through
	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007	July 31, 2008

Operating expenses

Compensation expense	$-	$-	$-	$-	$499,950
Consulting services	750	750	2,250	2,250	5,250
Mining exploration expense	-	-	-	-	5,000
General and administrative	(596)	8,606	(901)	9,222	11,778
Rent	750	750	2,250	2,250	5,250
Legal and accounting	2,500	4,500	17,024	14,686	43,938

Total expenses	3,404	14,606	20,623	28,408	571,166

Net loss	$(3,404)	$(14,606)	$(20,623)	$(28,408)	$(571,166)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding	5,511,400	5,511,400	5,511,400	5,202,100

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statements of Cash Flows
For the Periods Ended July 31, 2008 and July 31, 2007 and the Period from
September 12, 2006 (Inception) through July 31, 2008
(Unaudited)

	For the Nine	For the Nine	September 12, 2006
	Months Ended	Months Ended	(Inception) through
	July 31, 2008	July 31, 2007	July 31, 2008

Cash flows from operating activities:
Net loss	$(20,623)	$(28,408)	$(571,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-	499,950
Contributed rent and consulting services	4,500	4,500	11,000
Change in:
Accounts payable	9,292	3,603	11,575
Due to related parties	-	75	-
Net cash used in operating activities	(6,831)	(20,230)	(48,641)
Cash flows from financing activities:
Proceeds from the sale of common stock	-	51,140	51,190
Net cash provided by financing activities	-	51,140	51,190
Net increase (decrease) in cash	(6,831)	30,910	2,549
Cash - beginning of period	9,380	600	-
Cash - end of period	$2,549	$31,510	$2,549

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Geostar Mineral Corporation
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period from October 31, 2007 through July 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balances at October 31, 2007	5,511,400	55	557,586	(550,543)	7,098

Donated services	–	–	4,500	–	4,500

Net loss	–	–	–	(20,623)	(20,623)

Balances at July 31, 2008	5,511,400	$55	$562,086	$(571,166)	$(9,025)

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies Geostar will continue to meet its obligations and continue its operations for the next twelve months. Realization value may be substantially different from carrying values as shown, and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Geostar be unable to continue as a going concern. As of July 31, 2008 Geostar has a working capital deficiency, has not generated revenues and has accumulated losses of $571,166 since inception. The continuation of Geostar as a going concern is dependent upon the continued financial support from its shareholders, the ability of Geostar to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding Geostar’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the period ended July 31, 2008 the Company recognized a total of $4,500 for donated services at $250 per month for nine months for donated rent and at $250 per month for nine months for consulting services provided by the President and Director of the Company. These transactions are recorded at the exchange amount which is the amount agreed to by the transacting parties.

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

     We do not have sufficient funds to continue exploring the property.

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

Milestones

     The following are our milestones, however we do not have the funds to complete them:

1.	We must raise $44,000 in order to continue exploration of the property. We don’t know how long that will take.

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

     As of July 31, 2008, our total assets were $2,549 and our total liabilities were $11,574. We have insufficient funds to conduct our exploration activity.

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

     Controls and Procedures over Financial Reporting

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

     On April 30, 2007, we completed our public offering and raised $51,140 by selling 511,400 shares of common stock. Since then we have used the proceeds as follows:

Accounting and Legal Expense	$28,776
Mining Exploration Expense	5,000
General & Administrative	14,815
Bank balance as of July 31, 2008	2,549
Total:	$51,140

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 9th day of September, 2008.

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