Form 10-K
period 2008-10-31
Geostar Mineral CORP
filed 2009-02-13
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53051

GEOSTAR MINERALS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

18 Lake Ridge Drive
Middletown, NY 10940
(Address of principal executive offices, including zip code.)

(718) 766-7898
(Registrant's telephone number, including area code)

The Company is a Shell company:  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter.

As of February 13, 2009, there are 5,511,400 shares of common stock outstanding.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital; risks inherent in mineral exploration; environmental liability claims and insurance; dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements.

     The United States Securities and Exchange Commission permits U.S. mining companies, in their filings with the SEC, to disclose only those mineral deposits that a company can economically and legally extract or produce. The Company is an exploration stage company and its properties have no known body of ore. U.S. investors are cautioned not to assume that the Company has any mineralization that is economically or legally mineable.

     All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Geostar Mineral Corporation.

ITEM 1.      BUSINESS

Organizational History

We were incorporated in the State of Nevada on September 12, 2006. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511, and our business office is located at 18 Lake Ridge Drive, Middletown, NY 10940.

Prior to December 31, 2008 the Company has only nominal operations and assets.

On October 1, 2008, Andriy Protskiv (the "Affiliate Seller"), a major shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with Chi Ming YU (the "Buyer"). Pursuant to the Affiliate Stock Purchase Agreement, the Buyer acquired from the Affiliate Seller a total of 5,000,000 shares of common stock of the Registrant for a total price of Five Thousand Dollars ($5,000).

Also on October 1, 2008, Roman Bilinski, a shareholder and affiliate of the Company, consummated one Share Purchase Agreement with Chi Ming YU. Pursuant to the Share Purchase Agreement, Chi Ming YU acquired from Mr. Bilinski a total 1,000 shares of common stock of the Registrant for a total price of Three Thousand Seven Hundred Twenty Dollars ($3,720).

As a result, under the terms and conditions of the Affiliate Stock Purchase Agreement and the Share Purchase Agreement, Buyer Chi Ming YU acquired from Affiliate Seller and Bilinski a total 5,001,000 shares of common stock of the Company, representing approximately 90.74% of the total issued and outstanding shares of the Registrant.

Following the acquisition of shares by Chi Ming YU, the Company entered into a Share Exchange Agreement  and Chi Ming YU entered into an Affiliate Agreement resulting in a change of control of Registrant whereby WANG Hui obtained a total of three million three thousand six hundred eighty two (3,003,682)  shares representing approximately fifty four percent (54%) of the Company’s issued and outstanding common stock, and Titan Technology Development Ltd. (“Titan”) obtained a total of one million four hundred eighty four thousand five hundred sixty eight (1,484,568) shares representing approximately twenty six and seven tenths percent (26.7%) of the Company’s issued and outstanding common stock.

Pursuant to the Share Exchange Agreement the Company issued 50,000 shares of its common stock, par value $0.00001, to Titan, a limited liability company organized under the laws of Hong Kong, and WANG Hui, an individual, [Titan and WANG Hui being the sole shareholders of Masterise Holdings Ltd (“Masterise”)] in exchange for 100% of  the voting common stock of Masterise. The physical transfer of certificates is currently in process and will be completed as soon as practicable.  As of the date of the Share Exchange Agreement, Masterise owned seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua Biomedical Engineering Company Limited (“Shenzhen Changhua”). Shenzhen Changhua is duly organized, validly existing and in good standing under the laws of the Peoples Republic of China (“PRC”).

Also on December 31, 2008, Chi Ming YU, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement,  (the “Affiliate Agreement”) with thirteen (13) individuals including Titan and WANG Hui.  Pursuant to the Affiliate Agreement, Chi Ming YU sold a total of 5,001,000 shares of the Company’s common stock for a total aggregate price of $5,000, including 2,972,182 shares to WANG Hui and 1,466,068 shares to Titan.

The shares of the Company’s common stock obtained by Titan and WANG Hui pursuant to the Share Exchange Agreement and the Affiliate Agreement resulted in a change of control of the Registrant, whereby WANG Hui obtained a total of three million three thousand six hundred eighty two (3,003,682)  shares representing approximately fifty four percent (54%) of the Company’s issued and outstanding common stock, and Titan obtained a total of one million four hundred eighty four thousand five hundred sixty eight (1,484,568) shares representing approximately twenty six and seven tenths percent (26.7%) of the Company’s issued and outstanding common stock.

As a result of the Share Exchange Agreement and the Affiliate Agreement, Masterise became the Company’s direct wholly-owned subsidiary.   Masterise owns seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua.
Following our acquisition of Masterise as described above, as set forth in the following diagram, Masterise becomes our direct, wholly-owned subsidiary and Shenzhen Changhua remains a subsidiary of Masterise.

Shenzhen Changhua does not have any subsidiary.

Upon the acquisition of Masterise and its subsidiary in China, our primary business is carried out by Masterise through Shenzhen Changhua. Therefore, in the remainder of this Annual Report on Form 10-K and its exhibits, “we, us or our” refers to Geostar Mineral Corporation, Masterise and Shenzhen Changhua, collectively.

Organizational History of Masterise and Shenzhen Changhua

Masterise is a limited liability company which was organized under the laws of British Virgin Islands (“BVI”) on May 31, 2007.

Shenzhen Changhua is a limited liability company which was organized under the laws of PRC on September 25, 2002.

On January 29, 2008, Masterise acquired 70% of the capital stock of Shenzhen Changhua and this caused Shenzhen Changhua to become its subsidiary.

Since their founding, Shenzhen Changhua has been involved in the development of self-reinforced, absorbable degradable screws, rods and binding ties for fixation on human fractured bones. The Company is currently involved in conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending approval of its products by the State Food and Drug Administration (“SFDA”) of the PRC.

The Company, through its subsidiaries, is now engaged in the business of developing, manufacturing and marketing self-reinforced, absorbable degradable Polyamide (“PA”) screws, rods and binding ties for fixation on human fractured bones.

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices: Bone bolt and screw/Holding bars/Binding bundles, etc.

Product Characteristics:

The theory of Brady-degradable polyamide absorbable material is based on water dissolution – the material is degraded by body fluid. When bone fracture is healed, it can be degraded from outer to inner layer, and induce new bone generation in the gap of the materials. Eventually it will occupy all the space made by degradable implant and form new bone.
Brady-degradable polyamide absorbable materials consist of enhanced fiber and high molecular polymers. It has high tensile, bending and shear strength. It is more suitable for fracture patients with bad conditions, i.e. with light osteoporosis, severe soft tissue injury or bad blood supply etc.
The Company’s product range covers the “Self-Reinforced, re-absorbable, degradable PA Macromolecule Polymer Materials for Human Body Implantation”. This innovation aims to:

1. Save costs on all patient medical care;
2. Avoid the secondary surgery;
3. Enhance the performance of materials;
4. Improve biological activity of materials;
5. Effectively control the degeneration speed.

The Company has developed six proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding ties, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. By modifying well-characterized re-absorbable polymers through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, re-absorbable implants.

Industry Development

The fracture fixation industry has developed through three generations of materials science:

The first generation internal-fracture fixation material:
The first generation internal-fracture-fixer components are usually made of stainless steel, titanium and alloy. Due to their high intensity, low costs and easy machining character, these components have achieved huge success in fracture treatment and remain the most widely used internal-fracture-fixer material. However, their prominent flaws are the huge difference between metal’s elasticity co-efficient, easily causing second-time bone fracture. The metallic ion can also cause tissue inflammation, and the need of a secondary surgery to have them taken out. These flaws stimulated the development of the degradable macromolecule material.

The second generation fracture fixation material:
The second generation bone-fracture-fixed components are made of degradable macromolecule material, such as PLLA, PGA and PDS, etc.  The disadvantage of these components is  rapid self-degeneration in early stages after the initial implant.  For example, the strength of SR-PLLA decrease  to 10-20Mpa after 4 weeks of implantation.  Therefore, the second generation bone-fracture-fixed components can be only used to treat substantial spongiosa bone fractures.

The third generation fracture fixation material:
The third generation fracture fixation material, biodegradable fracture fixation components are currently under research by developed countries.  There are many technical challenges to research in the third generation fracture fixation material field; for example, the materials must have a high degree of bio-compatibility and mechanical compatibility.  They also must be of high biological activity, self absorbable, and degeneration controllable.

Product Development
Our company chose the biodegradable screw as their starting point.  In order to replace the wildly used metal material, the new materials must meet bio-consistency and mechanics-consistency requirements. Furthermore, they must also meet certain requirements in terms of bio-activities, degradability and controllable degrading speed. Although many macromolecule materials are degradable inside human body, only a few of them have the physical characters required for fracture fixation.

The first step was to choose the macromolecule materials that have certain physical characters, for example, Polyamide (“PA”). In order to achieve the desired mechanical performance and degrading speed, we used chemical and physical methods to modify the bio-degradable PA so as to synthesize new bio-degradable material, also the selection of monomer class, polymerization conditions; the mensuration of polymer molecular weight, hydrophile capability, crystal capability; the mensuration and controlled degrading speed of the polymer; the mensuration and control of the mechanical performance of the polymer.

The second step was to choose the suitable bio-active inorganic material, and to optimize the compound and technique conditions. To ensure the bio-activities of the implanted fixture material, we used high grade and mature phosphate type bio-active materials, based on the preparation of the compound material and the surface character requirements to the finished products. We also improved current technical parameters by modifying the surface character and achieved control over the desired grain size and surface activities.

The third step was to specially prepare and utilize the selected, technically treated and character modified degradable polymer material with bio-active material. Hydronium bombardment to the surface with spread & cover techniques are used during the compound process. This is to create a well-knit bio-active membrane on the degradable polymer’s surface, or to embed a bio-active core inside the degradable polymer stick so as to form the bio-active degradable compound material.

The fourth step was to strengthen and sharpen the processed compound by using directional extrusion and moulding.  Degradable acantha inoculators, fixation screws, orthopaedics stuffing, enlace strings; anti-conglutination membrane can all be made according to needs.

Our company has studied and researched Polyamide, changing its chemical and physical properties to meet the above requirements.  As a result of our research we have:

1.	Increased mechanical strength to 170Mpa
2.	Increased biological activities to accelerate bone cell substitution.
3.	Extended the degeneration period during the implant. While the PA is degenerating layer by layer, the bone cells grow and take its place.

Product Analysis

1.
Our Company is researching and currently developing the capability of manufacturing several different kinds of human implant products including artificial hip and joints and PA products.  Currently the company has two production lines certified by the GMP regulations.

2.	Our Company is analyzing the market for its products and two of the company’sproducts are currently pending SFDA approval.

Overview of PA Devices and Market in China and Nationwide

The demand for medical device equipment has rapidly increased during the last decade. Total market sales have increased more than 15% each year.  There are in excess of 5 million cases of bone fractures in the world every year, among which there are over 1 million cases in China.  The figures show that about 4 million bone bolts/screws are needed each year.  In the past 5 years, the total world-wide sales of clinical equipments and materials are over 2 trillion USD, and more than 50% of the sales are related to bio-materials.

China Market Size (Estimated) :	PA Screw	PA wire (in roll of 65cm)
Hospitals (Orthopaedics):	3000	3000
Potential Hospitals (50%):	1500	1500
Monthly consumption:	200	400
Month	12	12
Sales price:	US$150.00	US$50.00
Total National Market Size:	US$540,000,000.00	US$360,000,000.00

The orthopedic biomaterials market is an evolving arena in the development, adoption and /or evolving use of bone, bone substitutes, polymers, ceramics, bone growth factors, sealants/glues, anti-adhesion, tissue engineering and other products.  We expect the resulting $5 billion current orthopedic biomaterials market to grow to nearly $10 billion by 2011.

Technological advancements and potential within Asia, are the biggest factors driving significant growth within the global orthopedic devices market.  Another major factor positively influencing this market is the increasingly active lifestyle of aging baby boomers who represent a large portion of the population.  There is substantial research and development (R&D) activity in the market and this also indicates a favorable growth trend.  While revenues for pure-play participants registered a compound annual growth rate (CAGR) of 17.4 percent for the period 2002-2006, R&D expenditure for the same period recorded a higher growth of 18.4 percent.  Increasing R&D expenditure is considered a key indicator of the future direction of the orthopedic market as it points to sustained technological development and innovation.

The Company believes that Asia holds tremendous growth potential for orthopedic device manufacturers due to its fundamental population advantage.  Asia accounts for more than 50 percent of the worlds’ “graying” population, but its share of the global orthopedic devices market is comparatively low at approximately 10 percent.  Within the region, Japan contributes to a majority of market revenues, indicating large potential for growth in relatively under-penetrated countries such as China and India.

Improved health care services and changing demographics are driving Latin American orthopedic device market. These factors are expected to stimulate growth in the reconstructive and spinal implant segments. Poor road conditions and inadequate safety regulations -- leading to automobile accidents -- are the primary drivers behind growth in the trauma fixation device segment. According to a new report entitled Latin American Markets for Orthopedic Devices 2006, the Latin American orthopedic device market which comprises Argentina, Brazil, Colombia, and Mexico generated over $290 million in 2005 and will increase at a compound annual growth rate of over 10% over the next five years.

An analysis of the geographical revenues of leading pure-play orthopedic participants indicates that while revenues from the Americas demonstrated an increase of 15.7 percent for the period 2001-2006, Asia Pacific grew at a faster pace, recording an annual growth rate of 19.3 percent for the same period. With rising incomes and increased spending on healthcare, Asia is expected to continue to demonstrate strong growth in the future as well.

Goal for The Company through year 2015-Estimated

PA Screw	Achieved by year 2010 (*)	Achieved by year 2012	Achieved by year 2015
Hospitals (Orthopaedics):	100	200	500
Monthly consumption:	300	300	400
Month	12	12	12
Changhua sells to agent	US$150.00	US$150.00	US$150.00
Gross turnover per year:	US$54,000,000.00	US$108,000,000.00	US$360,000,000.00

PA Wire	Achieved by year 2010 (*)	Achieved by year 2012	Achieved by year 2015
Hospitals (Orthopaedics):	100	200	500
Monthly consumption:	600	600	800
Month	12	12	12
Changhua sells to agent	US$50.00	US$50.00	US$50.00
Gross turnover per year:	US$36,000,000.00	US$72,000,000.00	US$240,000,000.00

Total:	US$90,000,000.00	US$180,000,000.00	US$600,000,000.00

Gross Profit:	US$72,000,000.00	US$144,000,000.00	US$480,000,000.00

* Funds needed on continuing clinical trials of new PA products for SFDA approval
* Potential market in China for PA Screw /Wire is est. at $900M per year.

China’s Market for PA Devices

China’s market for PA devices depends on 3 major conditions:

-	patients
-	advanced technology level
-	performance and price of the materials.

In the next 10 years, China will have a booming aging population, and the population in China will continually increase.  New and improved medical technology will continue to grow rapidly throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

Competitive Factors

Our Company is the only patent holder of PA technologies in China and we are the only company who is carrying out Clinical Trials on PA products. There currently are no similar products or competitors in the market.

Our main competition comes from Metal, Titanium and PLLA products marketed by several foreign and domestic companies.  Such competitors include many key and niche players worldwide such as Acumed, Biomet Inc., Conmed Corp., Encore Orthopedics, Exactech, Inc., DePuy, Inc. (a Johnson & Johnson company), Medtronic Sofamor Danek, Inc., Orthofix International N.V., Smith and Nephew Plc, Stryker Corp., Synthes, Inion Ltd. and others, many of which have substantially greater sales and financial resources than we do.

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company qualified and permitted to take clinical trials by SFDA
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the SFDA permit on Clinical Trials.
-	Under existing regulation by SFDA, it will take at least 3 years for Clinical Trials.

Intellectual Property

The Company has been granted one patent for its material by the Chinese Intellectual Property Rights Bureau: Patent no. ZL97119073.9, PRC.

Chinese Patent

Title: High molecular human body embedding article and its preparing process product and use
Application Number:	97119073	Application Date:	1997.10.22
Publication Number:	1214939	Publication Date:	1999.04.28
Approval Pub. Date:		Granted Pub. Date:	2002.08.14
International Classification:	A61F2/02,A61L27/00,C08L33/00
Applicant(s) Name:	Liu Jianyu
Address:	518111
Inventor(s) Name:
Attorney & Agent:	Li Zhining

Abstract

     The present invention discloses a macromolecular implant for human body and its preparation process, and relates to the products made up by using said macromolecular implant and their application. Said invented product is made up by using resin fibre through hot-pressing treatment according to the formula provided by said invention, and its strength is high, tenacity is good and its shape can be processed according to the requirement in the period of bone union after implantation, and said implant can be made into the fixation block, eurymeric block, fastening piece and suture for reduction of fracture, and can be started to be degraded from twenty-fourth week after implantation, and can be completely absorbed by human body after 1.5-2 years, and its cost is low.

Employees

As of October 31, 2008, we had 17 employees, with 10 employees in R&D and Clinical, Regulatory, including 4 part-time employees, 5 employees in General and Administrative, 2 employees in Accounting including 1 part-time employee. There are no employees in sales, marketing, and manufacture because we are in the Clinical trial stage.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

The Company address is Block A, Long Cheng Te Fa Industrial park, Long Gang, Shenzhen, China.

Availability of new qualified employees

Shenzhen is located in the southern part of the Guangdong Province, on the eastern shore of the Pearl River Delta. Neighboring the Pearl River Delta and Hong Kong, Shenzhen's location gives it a geographical advantage for economic development.

Shenzhen’s well-built market economy and diversified culture of migration have helped to create the best-developed and most dynamic market economy in China. Shenzhen is China’s first special economic zone.  After more than 20 years of development, Shenzhen has grown into a powerful city boasting the highest per capita GDP in China’s mainland. Its comprehensive economic capacity ranks among the top of the country’s big cities.  The combined value of imports and exports has remained No.1 for 12 years in China’s foreign trade.

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. In 2002, the number of registered students has increased by 105.2% from 24.9 to 51.1 per 10,000 people.  The gross enrollment rate of higher education increased from 8% in 1998 to 15.3% in 2002, approaching the target of 16% by 2005 proposed by the provincial "Tenth Five-Year Plan".

Guangdong has entered a transition period from an elite education to a popularized higher education.  The total number of registered students has experienced an annual growth rate of 25%. There are 28 universities in Guangdong province with over 247,000 students graduated in 2007. Combined with 150,000 new graduates from other parts of China, there are total of nearly 420,000 new graduates alone in Guangdong in 2007.

Insurance

While we are carrying out the Clinical Trials, we do not have any Product Liability Insurance coverage for the use of our proposed products.  We intend to obtain Product Liability Insurance coverage for commercial sale of our products.

Government Regulations

Our primary target market is the medical community of the Peoples Republic of China (PRC).  Medical devices manufactured by the Company in China are subject to regulation by the State Food and Drug Administration (“SFDA”) of PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The Company’s production facilities are fully compliant with GMP requirements.  While the Company has not yet received SFDA approval for its products, we expect to obtain SFDA approval.  We are in progress of achieving this goal.

Item 1A.  Risk Factors

An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this form 8-K, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Related to Our Business

We must obtain governmental approvals or clearances before we can sell our products.
Our products are considered to be medical devices and are subject to governmental regulation. These regulations are wide ranging and govern, among other things:

· Product design and development;
· Product testing;
· Product labeling;
· Product storage;
· Pre-market clearance and approval;
· Advertising and promotion; and
· Product sales and distribution

Our primary target market is the medical community of the Peoples Republic of China (PRC).  Medical devices manufactured by the Company in China are subject to regulation by the State Food and Drug Administration (“SFDA”) of PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

While the Company’s facilities are currently compliant with GMP requirements, the Company has not yet received SFDA approval for its products.   There can be no assurance that the Company will be able to obtain SFDA approval to market its products, or that such approval will be obtained on a timely basis. Delays in the receipt of or the failure to obtain such approvals, the need for additional approvals, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

We intend to test and market our products in the United States and world-wide.  In order to market our products in the United States we must first obtain US FDA approval. We currently have not begun the process of obtaining approval by the US FDA, and there is no guaranty that we will be able to obtain such approval.  We also have not begun the process of obtaining approval by governmental agencies in other countries in which we plan to market our products.  Failure to obtain such approvals will have a negative impact on our business plans.

Pre-clinical and clinical trials are inherently unpredictable. If we do not successfully conduct these trials, we may be unable to market or sell our products.

Through pre-clinical studies and clinical trials, we must demonstrate that our products are safe and effective for their indicated uses. Results from pre-clinical studies and early clinical trials may not allow us to predict results in later-stage testing. No assurance can be given that, even if we are able to afford to conduct future clinical trials, those trials will demonstrate the safety and effectiveness of any of our products or will result in regulatory approval to market our products. We may never meet our development schedule for any of our products in development. Even if a product is successfully developed and clinically tested, we cannot be certain that it will be approved by the appropriate regulatory agency on a timely basis or at all. If the appropriate regulatory agency does not approve our products for commercial sales, our business will be harmed.

Current or future clinical trials our products will require substantial financial and management resources. In addition, the clinical trials may identify significant technical or other obstacles that we will need to overcome before obtaining the necessary regulatory approvals or market acceptance. Our failure to complete our clinical trials, demonstrate product safety and clinical effectiveness, or obtain regulatory approval for the use of our products would have a material adverse effect on our business, financial condition and results of operations.

Delays in enrolling patients in our clinical trials could increase our expenses and harm our business.

The rate at which we may complete our pre-clinical and clinical trials is dependent upon, among other things, the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the procedure, the proximity of patients’ residences to clinical sites, the eligibility criteria for the study and impact of other clinical studies competing for the same patient population and/or the same physicians’ time and research efforts. Delays in planned patient enrollment may result in increased costs and delays, which could cause our business results to suffer.

We rely on multiple third parties to conduct and collect data for the clinical trials of our products. If we are unable to access this data the commercialization of our products will be delayed and our business will be harmed.

We often rely on multiple third parties, such as hospitals and universities, to conduct and collect data for our clinical trials. We depend on these third parties to provide access to data and cooperate with us in completing regulatory filings for the approval or clearance of our products. In order for regulatory agencies to accept and rely on the data of a filing, the data collection, analysis and summarization must meet certain standards. We cannot be certain that the clinical data collected by the third parties meet the standards of the regulatory agencies. If we are unable to rely on the clinical data collected by third parties, or if these third parties do not perform their contractual obligations, the regulatory agencies may require us to gather additional clinical data. This could significantly delay commercialization of our products, require us to spend additional capital on our clinical trials and harm our business.

We cannot assure the safety or effectiveness of our products.

To obtain and maintain required regulatory approvals and secure the confidence of physicians and others whose acceptance is needed for our products, we will need to demonstrate that our products are safe and effective. We cannot assure that our products will be deemed safe and effective. Our products have not been used or tested to a sufficient extent to permit us to predict their safety and effectiveness. In addition, our products include components and materials supplied by third parties, whose safety and reliability we cannot guarantee. The perceived safety and effectiveness of our products can also depend on their manner of use by physicians and other third parties, which we cannot control. If safety and effectiveness issues arise with any of our products in the future, we may incur liabilities to third parties, lose any regulatory approvals for the applicable product, or be required to redesign the product. These issues will reduce our sales and increase our expenses, possibly substantially.

Our Patent and Proprietary Rights May Not Provide Us with Significant Competitive Advantage

Our success may depend heavily on our ability to obtain and retain patent protection for our internal fracture fixation technology and product candidates, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We own one Chinese patent relating to our technology.  We may file additional patent applications in other countries. Claims in the pending patent applications may not issue as patents, and issued patents may not provide us with meaningful competitive advantages. In addition, challenges may be instituted against the validity or enforceability of any patent owned or licensed by us. Furthermore, others may independently develop similar or superior technologies, duplicate our technologies or design around the patented aspects of our technologies. We may also infringe upon prior or future patents owned by others, and may be forced to acquire licenses under patents belonging to others for technology potentially useful or necessary to our business. These licenses may not be available on terms acceptable to us, if at all. Moreover, patents issued to or licensed by us may be infringed by others. The cost of litigation involving patents, whether brought by or against us, can be substantial, and can result in adverse determinations to us, including declaration of our patents as invalid.

We seek to protect our trade secrets and proprietary know-how, in part, through confidentiality agreements with our employees, consultants, advisors, collaborators and others. These agreements may be violated by the other parties, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently developed by competitors. To the extent that consultants, key employees, third parties involved in our projects or others independently develop technological information, disputes may arise as to the proprietary rights to such information, which may not be resolved in our favor.

Our Proposed Products May Never Achieve a Satisfactory Level of Market Acceptance

Our future growth and profitability will depend, in large part, on the acceptance by the medical community of our proposed products. This acceptance will be substantially dependent on educating the medical community as to the full capabilities, distinctive characteristics, perceived benefits and clinical efficacy of the proposed products. It is also important to the commercial success of our proposed products that our independent distributors and agents succeed in training a sufficient number of surgeons and in providing them adequate instruction in the use of our products. This training requires a commitment of time and money by surgeons that they may be unwilling to give. Even if surgeons are willing, if they are not properly trained, they may misuse or ineffectively use our products. This may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us, any of which could damage our business and reduce product sales.

We May Not Be Able To Compete Successfully Against Our Competitors

We are engaged in rapidly evolving and highly competitive fields. Competition from biotechnology companies, medical device manufacturers, pharmaceutical and chemical companies and other competitors is intense. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through joint ventures. Our products could be rendered noncompetitive or obsolete by these and other competitors’ technological advances. We may be unable to respond to technological advances through the development and introduction of new products. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, distribution, manufacturing and technological resources than our company. These competitors may be in the process of seeking FDA or other regulatory approvals or clearances, or patent protection, for competitive products. Our competitors could, therefore, commercialize competing products in advance of our products. They may also enjoy substantial advantages over us in terms of:

-	research and development expertise;

-	experience in conducting clinical trials;

-	experience in regulatory matters;

-	manufacturing efficiency;

-	name recognition;

-	sales and marketing expertise;

-	established distribution channels; and

-	established relationships with health care providers and payors.

These advantages may limit the demand for, and market acceptance of, our products.

Difficulties of Operating in International Markets May Harm Sales of Our Products

We intend to eventually market our products in Europe and the United States. We anticipate that the international nature of our business will subject us and our foreign distributors to the laws and regulations of the jurisdictions in which they operate, and in which our products would be sold. The types of risks that we face in international operations include:

-	the imposition of governmental controls;

-	logistical difficulties in managing international operations; and

-	fluctuations in foreign currency exchange rates.

Our international sales and operations, if any, may be limited or disrupted if we cannot successfully meet the challenges of operating internationally.

Use of Hazardous Materials in Our Business May Expose us to Expensive Claims

Medical and biopharmaceutical research and development involves the controlled use of hazardous materials. We and any contract manufacturers we may utilize are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that all of our current contractors comply and future contractors will comply with safety procedures for handling and disposing of such materials under the standards prescribed by federal, state and local regulations, we may be exposed to fines and penalties for improper compliance with such standards. Moreover, the risk of accidental contamination or injury from those materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could be in excess of insured amounts and exceed the resources of our company.

If we Lose or Are Unable to Hire and Retain Qualified Personnel, we May Not Be Able to Successfully Implement Our Plan of Operations

We are dependent upon a limited number of key management, scientific and technical personnel and consultants. In addition, our future success will depend in part upon our ability to attract and retain highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining qualified personnel. Loss of key personnel or the inability to hire or retain qualified personnel could hurt our ability to successfully implement our plan of operation.

We May Rely on Consultants For Certain Strategic Activities, Which Results in Less Control Over Such Activities

We may rely upon consultants and advisors to assist in formulating research and development strategies, testing and manufacturing and marketing-related issues. We have less control over the activities of our consultants than we do over our employees, which may reflect negatively in the time and effort devoted to such activities. Consultants and advisors may be employed outside of our company and may have commitments or consulting or advisory contracts with other entities that could conflict with their service to our company.

We May Be Exposed to Large Product Liability Claims

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of our proposed products in clinical trials may expose us to product liability claims and possible adverse publicity. These risks also exist with respect to our proposed products, if any, that receive regulatory approval for commercial sale. We do not have Product Liability Insurance coverage for the use of our proposed products in clinical trials.  We anticipate obtaining Product Liability Insurance coverage for commercial sale of our Products.   Any product liability claim brought against us, with or without merit, could result in the increase in Product Liability Insurance rates or the inability to secure coverage in the future. In addition, we would have to pay any amount awarded by a court in excess of policy limits. A product liability or other judgment against our company in excess of insured amounts or not covered by insurance could have a material adverse effect upon our financial condition.

We depend on our senior management’s experience and knowledge of the industry and would be adversely affected by the loss of any of our senior managers.

We are dependent on the continued efforts of our senior management team. We do not currently have employment contracts with our senior executives, though we are under effort to establish contractual relationship therewith. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life or key-man insurance on our senior executives and other key employees.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our success is dependent upon our ability to raise capital from outside sources. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations, the condition of the economy in the Peoples Republic of China (“PRC”), and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

Risks Related to the People’s Republic of China

Economic policies of the PRC could affect our business.

Substantially all of our assets are located in China and substantially all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi.  Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Although we do not import goods into or export goods out of the People’s Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to change.  Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce: Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks related to our common stock

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

-	actual or anticipated fluctuations in our quarterly operating results,

-	announcements of new products by us or our competitors,

-	changes in financial estimates by securities analysts,

-	changes in the economic performance or market valuations of other companies involved in the same industry,

-	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,

-	additions or departures of key personnel,

-	potential litigation, or

-	conditions in the market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies.   These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution.

We may seek funding through the issuance of convertible notes and warrants, private placements, convertible debentures and other issuances of our capital stock.  If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

We have never paid dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A  large  portion  of our  common  stock  is  controlled  by a small  number  of shareholders.

A large portion of our common stock is held by a small number of shareholders. As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary corporate transactions including business combinations. In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.      DESCRIPTION OF PROPERTIES

None.

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

Fiscal Quarter	High Bid	Low Bid
2008
Fourth Quarter 08-01-08 to 10-31-08	$0.00	$0.00
Third Quarter 05-01-08 to 07-31-08	$0.00	$0.00
Second Quarter 02-01-08 to 04-30-08	$0.00	$0.00
First Quarter 11-01-07 to 01-31-08	$0.00	$0.00

Fiscal Quarter	High Bid	Low Bid
2007
Fourth Quarter 08-01-07 to 10-31-07	$0.00	$0.00
Third Quarter 05-01-07 to 07-31-07	$0.00	$0.00
Second Quarter 02-01-07 to 04-30-07	$0.00	$0.00
First Quarter 11-01-06 to 01-31-07	$0.00	$0.00

Shareholders

     At October 31, 2008, we had 11 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Use of Proceeds

Since the time of raising money by offering shares of our stock, we have proceeds of $51,140.  We have used the proceeds as follows:

Accounting & legal expense	$30,376
Mining exploration expense	$5,000
General & administrative expense	$15,725.49
Bank balance at October 31, 2008	$38.51
Total	$51,140

     ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.  The company's lack of funds in new R&D, especially in clinical testing.

2.  The company's lack of funds in new equipment and the utilization of the production process after SFDA approval.

3. The Company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures.

4.  The company needs funding for marketing and network build-up.

5.  The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America.

6.  The company currently holds an international patent originating in China.  However, due to time restrictions, the company is unsure of the validity of the patent in other countries.  We are confident that because of specific trade secrets that are involved in the manufacturing of our product, reverse engineering would be virtually impossible to accomplish by any competitors.  Additionally, all machinery that is used to manufacture our products are patented and protected.

The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Business

We are engaged in the business of developing, manufacturing and marketing self-reinforced, absorbable degradable PA screws, rods and binding ties for fixation on human fractured bones.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2008.

Revenues

We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We therefore do not have any revenue from inception to October 31, 2008.

Finance Costs

As of October 31, 2008, a stockholder and a related party had loaned a total of $246,709 to the Company as unsecured loans repayable on demand and imputed interest is computed at 7% per annum on the amount due. As of October 31, 2008, a director and a related company had loaned a total of $641,380 to the Company as an unsecured loan repayable on demand and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $27,764, $31,032 and $117,072 for the ten months ended October 31, 2008 and 2007 and for the period from September 25, 2002 (inception) through October 31, 2008, respectively.

Income Tax

There is no income tax to pay as the Company is waiting for SFDA approval and there is no business activity.

Net Loss

The net loss for the ten months ended October 31, 2008 and 2007 and for the period from September 25, 2002 (inception) through October 31, 2008 are $227,038, $163,742 and $1,060,813 respectively. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We therefore do not have any revenue from inception to October 31, 2008 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

For the ten months ended October 31, 2008, our cash and cash equivalents increased by $38,876 to $78,876. The increase in cash was due primarily from increased loans provided by a stockholder, a director, a related company and a related party. As at October 31, 2008, our cash resources were such that we had a negative working capital position of $831,167.

As of October 31, 2008, a stockholder and a related party had loaned a total of $246,709 to the Company as unsecured loans repayable on demand and imputed interest is computed at 7% per annum on the amount due. As of October 31, 2008, a director and a related company had loaned a total of $641,380 to the Company as an unsecured loan repayable on demand and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $27,764, $31,032 and $117,072 for the ten months ended October 31, 2008 and 2007 and for the period from September 25, 2002 (inception) through October 31, 2008, respectively.

As reflected in the accompanying financial statements, the Company has a total stockholder's deficit of $750,424 at October 31, 2008. The Company's current liabilities also exceed its current assets by $831,167 and the Company used cash in operations of $171,845.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

During the ten months period ended October 31, 2008, loans from Company's Stockholders, a director, a related company and a related party totaling $246,571 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placement funding which would ensure continued operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including but not limited to those related to income taxes and impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions and factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Based on our ongoing review, we plan to adjust to our judgments and estimates where facts and circumstances dictate. Actual results could differ from our estimates.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management's most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

1.	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives.  The estimated useful lives are as follows:

Plant and machinery	5 Years
Motor vehicles	5 Years
Office equipment	5 Years
Office Improvement	5 Years

2.	Long-lived assets

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

3.          Fair value of financial instruments

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables, prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

4.	Government grant

Government grant represents a subsidy from the local government and is unconditional. The Company recognizes the grant upon receipt from the local government and is accounted for as an offset of research and development expenses.

5.	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes”.  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

6.	Research and Development

Research and development costs related to both present and future products are expensed as incurred.

7.	Foreign currency translation

The financial statements of the Company’s subsidiary denominated in currencies other than US $ are translated into US $ using the closing rate method.  The balance sheet items are translated into US $ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The Company does not expect the adoption of SFAS 141R to have a material impact on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS  161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS  161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS  161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect SFAS 162 will have a significant impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not believe SFAS 163 will have a significant impact on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on our financial position or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08 – 7, “Accounting for Defensive Intangible Assets” (“EITF 08 -7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08 – 7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08 – 7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. ETIF 08 – 7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company does not believe EITF 08 - 7 will have a significant impact on the Company’s consolidated financial statements.

Change of Year End:

Prior to Share Exchange Agreement, Shenzhen Changhua and Masterise’s reporting year end is December 31. However, our reporting year end was October 31. In order to be consistent with our year end, our Board of Directors approved their subsidiaries’ entire fiscal year end to change from December 31 to October 31.

The consolidated financial statements consist of ten months transition period end October 31, 2008 and 2007 (unaudited), and calendar year ended of December 31, 2007 respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008 AND 2007

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Geostar Mineral Corporation

(a development stage company)

We have audited the accompanying consolidated balance sheets of Geostar Mineral Corporation and subsidiaries (a development stage company), as of October 31, 2008 and December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the ten months ended October 31, 2008 and  the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geostar Mineral Corporation and subsidiaries (a development stage company), as of October 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the ten months ended October 31, 2008 and the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company had a net loss of $227,038, an accumulated deficit of $1,060,813 and a working capital deficiency of $831,167 and used cash in operations of $171,845. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C. H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: February 12, 2009

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 2865106 7 Email: jchc@krestoninternational.com.hk Website: http://www.jimmycheungco.com

GEOSTAR MINERAL CORPORATION AND SUBSIDARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31		December 31
	2008	2007	2007
	Audited	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$78,876	$41,202	40,000
Other receivables and prepaid expenses	8,161	7,458	8,628
Due from a stockholder	-	10,547	10,474
Total Current Assets	87,037	59,207	59,102
	-
PROPERTY AND EQUIPMENT, NET	80,743	112,171	106,154
	-
TOTAL ASSETS	$167,780	$171,378	165,256

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued liabilities	$26,992	$37,319	35,932
Due to a minority stockholder	3,123	-	4,293
Due to a stockholder	85,156	4,197	-
Due to a director	251,713	230,518	235,810
Due to a related company	389,667	319,433	340,438
Due to a related party	161,553	64,550	64,100
Total Current Liabilities	918,204	656,017	680,573

COMMITMENTS AND CONTINGENCIES	-	-	-

MINORITY INTERESTS	-	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized and 5,001,000 shares issued and outstanding	50	50	50
Additional paid-in capital	392,529	356,776	364,765
Accumulated deficit during development stage	(1,060,813)	(800,646)	(833,775)
Accumulated other comprehensive loss	(82,190)	(40,819)	(46,357)
Total Stockholders' Deficit	(750,424)	(484,639)	(515,317)
	-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$167,780	$171,378	165,256

The accompanying notes are an integral part of these financial statements

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Ten months ended		Year ended		September 25, 2002
	October 31,		December 31,		(Inception) through
	2008	2007	2007	2006	October 31,2008
	Audited	Unaudited	Audited	Audited	Audited
OPERATING EXPENSES
General and administrative expenses	$139,392	$89,894	$100,677	$91,541	$846,215
Depreciation	35,902	39,946	50,109	47,435	205,423
Research and development (Net of government grant)	10,327	3,205	7,531	24,882	97,034
Total Operating Expenses	185,621	133,045	158,317	163,858	1,148,672

LOSS FROM OPERATIONS	(185,621)	(133,045)	(158,317)	(163,858)	(1,148,672)

OTHER INCOME (EXPENSES)
Other income	1,394	541	567	-	1,961
Interest income	170	137	260	88	1,402
Interest paid to a stockholder and related party	(5,553)	-	-	-	(5,553)
Imputed interest	(27,764)	(31,032)	(39,021)	(27,184)	(117,072)
Other expenses	(9,664)	(343)	(360)	(60)	(10,084)
Total Other Expenses, net	(41,417)	(30,697)	(38,554)	(27,156)	(129,346)

NET LOSS BEFORE TAXES AND MINORITY INTERESTS	(227,038)	(163,742)	(196,871)	(191,014)	(1,278,018)

INCOME TAX EXPENSE	-	-	-	-	-

MINORITY INTERESTS	-	-	-	(18,276)	217,205

NET LOSS	(227,038)	(163,742)	(196,871)	(172,738)	(1,060,813)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	(35,833)	(21,863)	(27,401)	(8,160)	(82,190)

COMPREHENSIVE LOSS	$(262,871)	$(185,605)	$(224,272)	$(180,898)	$(1,143,003)

Net loss per share-basic and diluted	$(0.05)	$(0.03)	$(0.04)	$(0.03)	$(0.21)

Weighted average number of shares outstanding during the period
- basic and diluted	5,001,000	5,001,000	5,001,000	5,001,000	5,001,000

The accompanying notes are an integral part of these financial statements

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

				Accumulated	Accumulated
			Additional	deficit during	other
	Number	Common	Paid-in	development	comprehensive
	of Shares	Stock	capital	stage	loss	Total

Stock issued to founders for cash	5,001,000	$50	$275,457	$-	$-	$275,507
Net loss for the period	-	-	-	(40,343)	-	(40,343)
Foreign currency translation loss	-	-	-	-	(215)	(215)
Comphensive loss	-	-	-	-	-	(40,558)
Balance at December 31, 2003	5,001,000	50	275,457	(40,343)	(215)	234,949

Net loss for the year	-	-	-	(65,960)	-	(65,960)
Foreign currency translation loss	-	-	-	-	(355)	(355)
Comphensive loss	-	-	-	-	-	(66,315)
Balance at December 31, 2004	5,001,000	50	275,457	(106,303)	(570)	168,634

Imputed interest on advances from a stockholder and related company	-	-	23,103	-	-	23,103
Net loss for the year	-	-	-	(357,863)	-	(357,863)
Foreign currency translation loss	-	-	-	-	(10,226)	(10,226)
Comphensive loss	-	-	-	-	-	(368,089)
Balance at December 31, 2005	5,001,000	50	298,560	(464,166)	(10,796)	(176,352)

Imputed interest on advances from a stockholder and related company	-	-	27,184	-	-	27,184
Net loss for the year	-	-	-	(172,738)	-	(172,738)
Foreign currency translation loss	-	-	-	-	(8,160)	(8,160)
Comphensive loss	-	-	-	-	-	(180,898)
Balance at December 31, 2006	5,001,000	50	325,744	(636,904)	(18,956)	(330,066)

Imputed interest on advances from a stockholder,related company and related party	-	-	39,021	-	-	39,021
Net loss for the year	-	-	-	(196,871)	-	(196,871)
Foreign currency translation loss	-	-	-	-	(27,401)	(27,401)
Comphensive loss	-	-	-	-	-	(224,272)
Balance at December 31, 2007	5,001,000	50	364,765	(833,775)	(46,357)	(515,317)

Imputed interest on advances from a stockholder and related company	-	-	27,764	-	-	27,764
Net loss for the ten months ended October 31,2008	-	-	-	(227,038)	-	(227,038)
Foreign currency translation loss	-	-	-	-	(35,833)	(35,833)
Comphensive loss	-	-	-	-	-	(262,871)
Balance at October 31,2008	5,001,000	$50	$392,529	$(1,060,813)	$(82,190)	$(750,424)

The accompanying notes are an integral part of these financial statements

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ten months ended		Year ended		September 25, 2002
	October 31,		December 31,		(inception) through
	2008	2007	2007	2006	October 31, 2008
	Audited	Unaudited	Audited	Audited	Audited

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(227,038)	$(163,742)	$(196,871)	$(172,738)	$(1,060,813)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	35,902	39,946	50,109	47,435	205,423
Minority interests	-	-	-	(18,276)	(217,205)
Imputed interest on advances from a stockholder and a related party	27,764	31,032	39,021	27,184	117,072
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	467	(3,802)	(4,972)	(513)	(8,161)
Advances to suppliers	-	-	-	315	-
Increase (decrease) in:
Other payables and accrued liabilities	(8,940)	21,360	19,973	8,369	26,992
Net cash used in operating activities	(171,845)	(75,206)	(92,740)	(108,224)	(936,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(10,491)	(5,846)	(9,992)	(7,812)	(286,166)
Due from a related party	-	10,233	10,233	51,699	-
Due from a stockholder	10,474	39,453	39,526	-	-
Net cash provided by (used in) investing activities	(17)	43,840	39,767	43,887	(286,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to common stock by stockholders	-	-	-	-	50
Contribution by stockholders	-	-	-	-	492,662
Due to a minority stockholder	3,123	-	3,123	-	3,123
Due to a stockholder	80,863	180	276	128	85,156
Due to a director	15,903	29,080	34,372	46,943	251,713
Due to a related company	49,229	64,876	85,881	21,694	389,667
Due to a related party	97,453	(2,134)	(2,584)	2,584	161,553
Net cash provided by financing activities	246,571	92,002	117,945	71,349	1,383,924

EFFECT ON EXCHANGE RATES ON CASH	(35,833)	(21,863)	(27,401)	(8,160)	(82,190)

NET INCREASE IN CASH AND CASH EQUIVALENTS	38,876	38,773	37,571	(1,148)	78,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,000	2,429	2,429	3,577	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,876	$41,202	$40,000	$2,429	$78,876

The accompanying notes are an integral part of these financial statements

GEOSTAR MINERAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Geostar Mineral Corporation (“Geostar”) was incorporated in Nevada on September 12, 2006 and its principal business is the acquisition and exploration of mineral resources in Canada. Geostar has not presently determined whether its properties contain mineral resources that are economically recoverable and is considered an exploration stage company.

Shenzhen Changhua Biomedicine Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, rods and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise,” is considered a Development Stage Company.

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on 31 May, 2007 as an investment holding company. Masterise is owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua are under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the ten months ended October 31, 2008 and 2007 were included in the consolidated financial statements as if the transactions had occurred retroactively.

On December 31, 2008, Geostar consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which Geostar issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

Concurrently, on December 31, 2008, a major stockholder of Geostar also consummated an Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with thirteen individuals including all the stockholders of Masterise, pursuant to which the major stockholder sold a total of 5,001,000 shares of Geostar’s common stock for a total aggregate consideration of $5,000, including 4,438,250 shares to the stockholders of Masterise.

On consummation of the Exchange Agreement and the Affiliate Agreement, the 63% majority stockholder of Masterise became an 54% stockholder of Geostar.

The merger of Geostar and Masterise is being treated for accounting purposes as a capital transaction and recapitalization by Masterise (“the accounting acquirer”) and a re-organization by Geostar (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively. Following the merger, the Company ceased its mineral exploration activities.

Accordingly, these financial statements include the following:

(1)	The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the transaction.

Geostar, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

(B)	Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Geostar and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The minority interests represent the minority stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

 All significant inter-company transactions and balances have been eliminated in consolidation.

(C)	Change of year end

Prior to the acquisition, the Company’s subsidiaries  reporting  year end was December 31. Geostar's reporting year end is October 31. In order to be consistent  with Geostar’s  reporting  year end, the Company's  Board of Directors  approved  all of their  subsidiaries'  fiscal  year end  change  from December 31 to October 31

The consolidated financial statements consist of a ten month transition period ended October 31, 2008 and 2007 (unaudited), and the calendar years ended December 31, 2007 and 2006, respectively.

The audited financial statements of Masterise as of and for the years ended December 31, 2007 and 2006 were filed with Form 8-K dated December 31, 2008 with the Securities and Exchange Commission.  The audited financial statements as of October 31, 2008 include the activities of the Company’s subsidiaries.

Since Masterise had no material  operational  activities  for the years ended  December  31,  2007 and  2006,  certain  comparative  amounts  have  been reclassified  to conform  to the  current  year's  presentation.  The  unaudited financial statements as of and for the ten months ended October 31, 2008 have been  included  for  comparative  purposes  only  and  reflect  all  adjustments (consisting  of normal  recurring  adjustments)  that  are,  in the  opinion  of management,  necessary  for a fair  presentation  of the  results  of the period presented.

(D)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(E)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2008 and 2007 and December 31, 2007, all the cash and cash equivalents were denominated in Renminbi (“RMB”) and were placed with banks in the PRC.  They are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(F)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives.  The estimated useful lives are as follows:

Plant and machinery	5 Years
Motor vehicles	5 Years
Office equipment	5 Years
Office improvements	5 Years

(G)	Long-lived assets

In accordance with SFAS No. 144, “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(H)	Fair value of financial instruments

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables, prepaid expenses, and due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

(I)	Government grant

Government grant represents a subsidy from the local government and is unconditional. The Company recognizes the grant upon receipt from the local government and is accounted for as an offset to research and development expenses.

(J)	Income taxes

The Company accounts for income taxes under the SFAS No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

(K)	Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditure on research and development charged to general and administrative expenses for the ten months ended October 31, 2008 and 2007 and the years ended December 31, 2007 and 2006 and for the period from September 25, 2002 (inception) through October 31, 2008 was $10,327, $3,205, $7,531, $24,882 and $97,034 respectively.

(L)	Foreign currency translation

Geostar, Masterise and Shenzhen Changhua maintain their accounting records in their functional currencies of United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) respectively.

Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions.  Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date.  Non-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired.  Exchange gains or losses are recorded in the statement of operations.

The financial statements of Masterise and Shenghua Changhua (whose functional currency is HK$ and RMB respectively) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity. The translation loss recorded for the ten months ended October 31 2008 and 2007 and for the years ended December 31,2008 and December 31, 2007 and for the period  from September 25, 2002 (inception) through October 31, 2008 was $35,833, $21,863, $27,401, $8,160 and $82,190 respectively.

(M)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain (loss) in the statements of operations and stockholders’ equity. Other comprehensive loss for the ten months ended October 31 2008 and 2007 and for the years ended December 31, 2007 and 2006 and for the period from September 25, 2002 (inception) through October 31, 2008, were $35,833, $21,863, $27,401, $8,160 and $82,190 respectively

(N)	Segments

The Company operates in only one segment; thereafter segment disclosure is not presented.

(O)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for use beginning January 1, 2009. The Company does not expect adoption of SFAS 141R will have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Company does not expect adoption of SFAS 160 will have a material effect on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect adoption of SFAS 161 will have a material effect on its financial position and results of operations.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect adoption of SFAS 162 will have a material effect on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company does not expect adoption of SFAS 163 will have a material effect on its financial position and results of operations.

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective September 30, 2008 did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08 – 7, “Accounting for Defensive Intangible Assets” (“EITF 08 -7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08 – 7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08 – 7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. ETIF 08 – 7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company does not believe EITF 08 - 7 will have a significant impact on the Company’s consolidated financial statements.

2.    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2008 and 2007 and December 31, 2007:

	October 31,		December 31,
	2008	2007	2007

Plant and machinery	$143,955	$128,149	$131,756
Motor vehicles	40,236	36,848	37,694
Office equipment	13,325	12,203	11,818
Office improvements	117,251	107,379	109,844
	314,767	284,579	291,112
Less: accumulated depreciation	234,024	172,408	184,956

Property and equipment, net	$80,743	$112,171	106,156

Depreciation expense for the ten months ended October 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006 and for the period from September 25, 2002 (inception) through October 31, 2008 were $35,902, $ 39,946, $50,109, $47,435 and $205,423, respectively.

3.    OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at October 31, 2008 and 2007, and December 31, 2007: consisted of the following:

	October 31,		December 31,
	2008	2007	2007

Other payables	$1,657	$13,485	13,794
Accrued liabilities	25,335	23,834	22,138
	$26,992	$37,319	35,932

4.     RELATED PARTY TRANSACTIONS

As of October 31, 2007 and December 31, 2007, the Company was owed $10,547 and $ 10,474 respectively by a stockholder for a short term, unsecured and interest-free advance.

As of October 31, 2008 and December 31, 2007, the Company owed a minority stockholder $3,123 and $4,293 respectively which is unsecured, interest free and repayable on demand. Imputed interest is computed at 5% per annum on the amount owed.

As of October 31, 2008 and 2007, the Company owed $85,156 and $4,197 to a stockholder    respectively which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2008 and 2007 and December 31, 2007, the Company owed $251,713, $230,518 and $230,810 to a director respectively for advances made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2008, and 2007 and December 31, 2007, the Company owed $389,667, $319,433 and $340,438 to a related company respectively on an unsecured basis, repayable on demand and interest free.

As of October 31, 2008 and, 2007 and December 31, 2007, the Company owed $161,553, $64,550 and $64,100 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Imputed interest is charged at 7% and 5% per annum on the amounts owed to a minority stockholder, a director, and related company for the ten months ended October 31 2008 and 2007 and for the years ended December 31, 2007 and 2006 and for the period  from September 25, 2002 (inception) through October 31, 2008.

Total interest expenses on advances from a stockholder and a related party accrued for the ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2008 was $5,553 and $5,553 respectively.

5.    COMMON STOCK

On December 31, 2008, Geostar consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which Geostar issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

Concurrently, on December 31, 2008, a major stockholder of Geostar also consummated an Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with thirteen individuals including all the stockholders of Masterise, pursuant to which the major stockholder sold a total of 5,001,000 shares of Geostar’s common stock for a total aggregate consideration of $5,000, including 4,438,250 shares to the stockholders of Masterise.

On consummation of the Exchange Agreement and the Affiliate Agreement, the 63% majority stockholder of Masterise became a 54% stockholder of Geostar.

6.     COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits was $2,413, $2,453, $ 2,930 $2,446 and $7,789 for the ten months ended October 31, 2008 and 2007 and for the years ended December 31, 2007 and 2006 and for the period  from September 25, 2002 (inception) through October 31, 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased office space from third party under operating lease which expires on 19 July 2009 at monthly rental of $1,537.

As of October 31, 2008, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2008	$3,075
2009	10,166
Total	$13,241

7.     INCOME TAX

Geostar was incorporated in the United States and has incurred net operating loss for income tax purposes for 2008 and 2007. Geostar has net operating loss carry forwards for income taxes amounting to approximately $7,903 as of October 31, 2008 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, commencing in 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2008 and December 31, 2007 was $7,903 and $0 respectively. The net change in the valuation allowance for 2008 was an increase of $7,903.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it has incurred losses.

7.    CONCENTRATIONS AND RISKS

During 2008 and 2007, 100% of the Company’s assets were located in China.

8.    GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,060,813 at October 31, 2008 that includes a net loss of $227,038, and $196,871 for the ten months ended October 2008 and for the year ended December 31, 2007 respectively.  The Company’s total current liabilities exceed its total current assets by $831,167 and the Company used cash in operations of $171,845.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To enable the Company to continue as a going concern, management is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan.  Management believes that these actions as successful will allow the Company to continue its operations through the next fiscal year.

9.    SUBSEQUENT EVENT

On December 31, 2008, Geostar consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which Geostar issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

Concurrently, on December 31, 2008, a major stockholder of Geostar also consummated an Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with thirteen individuals including all the stockholders of Masterise, pursuant to which the major stockholder sold a total of 5,001,000 shares of Geostar’s common stock for a total aggregate consideration of $5,000, including 4,438,250 shares to the stockholders of Masterise.

On consummation of the Exchange Agreement and the Affiliate Agreement, the 63% majority stockholder of Masterise became a 54% stockholder of Geostar.

The merger of Geostar and Masterise is being treated for accounting purposes as a capital transaction and recapitalization by Masterise (“the accounting acquirer”) and a re-organization by Geostar (“the accounting acquire”).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 16, 2008, we dismissed Malone & Bailey, PC as our independent accountant.  There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

On December 16, 2008, we retained Jimmy C.H. Cheung & Co. as the new independent accountant.  There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  Our financial statements for the period from inception to October 31, 2008, included in this report have been audited by Jimmy C.H. Cheung & Co., as set forth in this annual report.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of October 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our directors serve until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	35	President, Director
Wang Hui	39	Chief Executive Officer, Director
Kai GUI	39	Director, Secretary, Chief Financial Officer
QUE Yong	41	Director

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Officers and Directors

Chi Ming YU, Director and President, is Director of Operations at Titan Holdings, Inc where his main responsibilities are in Administration, Company Finance and Investment, Marketing Research and Customer Relationship. From 2000 to 2003, Mr. Yu worked as a sales manager at Fu Feng LLC.  Mr. Yu studied Computer Science at Rutgers University, New Jersey.

Wang Hui, Director and Chief Executive Officer, started her career at Hainan Xinte Pharmaceutical Ltd in China. She worked her way up from cashier to sales representative and then to sales manager. She then worked as District Manager of Southern China with Hainan Tianfeng Pharmaceutical Ltd, and as General Manager with Hainan Yichen Pharmaceutical Ltd. She is now the General Manager of Shenzhen Changhua. Ms Wang has skills and experience in R&A, marketing and business development in Chinese medical industry.

Kai GUI, Director, Secretary and Chief Financial Officer, worked as an Analyst Programmer in the British media industry, and as IT Manager, Circulation Manager, and Foreign Publishing Director at S.J.P. Ltd in London. Mr. Gui participated in several business projects involving Chinese publicly listed companies. He is the Director of China Feed Industry Association Information Centre’s European Office and Vice President of Titan. After graduating from the University of Westminster in London, Mr. Gui took a Post-graduate course in Financial Management at Middlesex University in London.

QUE Yong , Director of Geostar Mineral Corporation, was in sales and marketing with Hainan Xinteyao Pharmaceutical Ltd. from 1991 to 1995. He worked as sales manager for Hainan Tianfeng Pharmaceutical Ltd from 1996 to 2001. He has been a manager of Guangxi Changda Pharmaceutical Ltd since 2003.

Conflicts of Interest

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth information with respect to compensation paid by us to our sole officer from inception on September 12, 2006 through October 31, 2008.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Andriy Protskiv	2008	0	0	0	0	0	0	0	0
President, Secretary,	2007	0	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0

Chi Ming YU	2008	0	0	0	0	0	0	0	0
President, Treasurer

Kai GUI	2008	0	0	0	0	0	0	0	0
Secretary
Roman Bilinski	2008	0	0	0	0	0	0	0	0
President, Secretary, Treasurer

The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year. Our fiscal year end is October 31.

Director Compensation
		Fees
		Earned				Nonqualified
		or			Non-Equity	Deferred
		Paid in	Stock	Option	Incentive Plan	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Chi Ming YU	2008	0	0	0	0	0	0	0
Kai GUI	2008	0	0	0	0	0	0	0
QUE Yong	2008	0	0	0	0	0	0	0
Andriy Protskiv	2008	0	0	0	0	0	0	0
Roman Bilinski	2008	0	0	0	0	0	0	0

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this Annual Report on Form 10-K, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name of Beneficial	Amount of Direct		Percent of
Owner	Ownership	Position	Class
Chi Ming YU	5,001,000	President, Treasurer,	90.739%
		Director

Kai GUI	0	Secretary and Director	0.00%

QUE Yong	0	Director	0.00%

All Officers and Directors	5,001,000		90.739%

Future Sales by Existing Stockholders

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 31, 2008, the Company entered into a Share Exchange Agreement under which the Company issued 50,000 shares of its common stock, par value $0.00001, to Titan, a limited liability company organized under the laws of Hong Kong, and WANG Hui, an individual, (Titan and WANG Hui being the sole shareholders of Masterise) in exchange for 100% of the issued and outstanding shares of common stock of Masterise.

Also on December 31, 2008, Chi Ming YU, a shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with thirteen (13) individuals including Titan and WANG Hui.  Pursuant to the Affiliate Agreement, Chi Ming YU sold a total of 5,001,000 shares of the Company’s common stock for a total aggregate price of $5,000, including 2,972,182 shares to WANG Hui and 1,466,068 shares to Titan.

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan, and YU Chi Fung, brother of Registrant’s president Chi Ming YU, owns seventy percent (70%) of the outstanding capital stock of Titan.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$5,000	Malone & Bailey, PC
2008	$20,000	Jimmy C.H. Cheung & Co.
2007	$5,000	Malone & Bailey, PC
2007	$20,000	Jimmy C.H. Cheung & Co.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$4,500	Malone & Bailey, PC
2008	$0	Jimmy C.H. Cheung & Co.
2007	$0	Malone & Bailey, PC
2007	$0	Jimmy C.H. Cheung & Co.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey, PC
2008	$0	Jimmy C.H. Cheung & Co.
2007	$0	Malone & Bailey, PC
2007	$0	Jimmy C.H. Cheung & Co.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, PC
2008	$0	Jimmy C.H. Cheung & Co.
2007	$0	Malone & Bailey, PC
2007	$0	Jimmy C.H. Cheung & Co.

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	SB-2	01-16-07	3.1

3.2	Bylaws	SB-2	01-16-07	3.2

4.1	Specimen Stock Certificate	SB-2	01-16-07	4.1

14.1	Code of Ethics				X

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X

99.1	Audit Committee Charter				X

99.2	Disclosure Committee Charter				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2009.

GEOSTAR MINERAL CORPORATION

BY:	/s/ Chi Ming YU
Chi Ming YU, President and Director

BY:	/s/Wang Hui
Wang Hui, Director and Chief Executive Officer

BY:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer