Form 10-Q
period 2009-01-31
Geostar Mineral CORP
filed 2009-03-17
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

18 Lake Ridge Drive
Middletown, NY 10940
(Address of principal executive offices, including zip code.)

(718) 766-7898
(Registrant's telephone number, including area code)

Geostar Mineral Corporation
(Former name or former address, if changed since last report)

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

Non-accelerated filer   [   ]                                                                      Smaller reporting company  [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [   ]     No   [X ]

As of March 16, 2009, there are 5,561,400 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2008 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended January 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2009.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES

(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of January 31, 2009 (unaudited) and October 31, 2008 (audited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through January 31, 2009 (unaudited)

F-2
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through January 31, 2009 (unaudited)	F-3
Notes to Condensed Consolidated Financial Statements (unaudited)	F-4 to F-9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31 2009	October 31 2009
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$64,754	$78,876
Other receivables and prepaid expenses	14,179	8,161

Total Current Assets	78,933	87,037
	-	-
PROPERTY AND EQUIPMENT, NET	78,389	80,743
		-

TOTAL ASSETS	$157,322	167,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued liabilities	$47,348	$26,992
Due to a minority stockholder	3,124	3,123
Due to a stockholder	174,460	85,156
Due to a director	251,798	251,713
Due to a related company	389,798	389,667
Due to a related party	193,995	161,553

Total Current Liabilities	1,060,523	918,204

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized and 5,561,400 shares issued and outstanding
as of January 31, 2009 and 5,051,000 shares issued and
outstanding as of October 31, 2008	56	51
Additional paid-in capital	369,171	392,528
Accumulated deficit during development stage	(1,190,002)	(1,060,813)
Accumulated other comprehensive loss	(82,425)	(82,190)

Total Stockholders' Deficit	(903,201)	(750,424)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,322	$167,780

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended January 31,		September 25, 2002 (inception) through
	2009	2008	January 31, 2009

OPERATING EXPENSES
General and administrative expenses	$107,411	$21,876	$953,626
Depreciation	8,552	12,565	213,975
Research and development (Net of
government grant)	-	733	97,034
Total Operating Expenses	115,963	35,174	1,264,635

LOSS FROM OPERATIONS	(115,963)	(35,174)	(1,264,635)

OTHER INCOME (EXPENSES)
Other income	-	-	1,961
Interest income	39	166	1,441
Interest paid to a stockholder
and related party	(5,117)	-	(10,670)
Imputed interest	(8,056)	(7,384)	(125,128)
Other expenses	(92)	(21)	(10,176)
Total Other Expenses, net	(13,226)	(7,239)	(142,572)

NET LOSS BEFORE TAXES AND
MINORITY INTERESTS	(129,189)	(42,413)	(1,407,207)

INCOME TAX EXPENSE	-	-	-

MINORITY INTEREST	-	-	217,205

NET LOSS	(129,189)	(42,413)	(1,190,002)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(235)	(35,833)	(82,425)

COMPREHENSIVE LOSS	$(129,424)	$(78,246)	$(1,272,427)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period
- basic and diluted	52,211,330	50,510,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended January 31,		September 25, 2002 (inception) through
	2009	2008	January 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(129,189)	$(42,413)	$(1,190,002)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	8,552	12,565	213,975
Minority interest	-	-	(217,205)
Imputed interest on advances from a stockholder, a director
Imputed interest on advances from a stockholder, a director and a related party	8,056	7,384	125,128
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(6,011)	(1,065)	(14,179)
Increase (decrease) in:
Other payables and accrued liabilities	20,331	(1,000)	47,348
Net cash used in operating activities	(98,261)	(24,529)	(1,034,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,146)	(2,560)	(292,364)
Due from a stockholder	-	231	-
Net cash used in investing activities	(6,146)	(2,329)	(292,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	51
Contribution by stockholders	-	-	492,661
Distributed to stockholders	(31,409)	-	(31,409)
Due to a minority stockholder	-	-	3,124
Due to a stockholder	89,216	95	174,460
Due to a director	(80)	5,261	251,798
Due to a related company	(125)	34,472	389,798
Due to a related party	32,324	(1,415)	193,995
Net cash provided by financing activities	89,926	38,413	1,474,478

EFFECT ON EXCHANGE RATES ON CASH	359	(8,779)	(82,425)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,122)	2,776	64,754

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,876	41,202	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,754	$43,978	$64,754

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On December 31, 2008, the Company issued 510,400 shares of common stock for recapitalization.

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES

(fka Geostar Mineral Corporation)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at January 31, 2009, the consolidated results of operations and consolidated statements of cash flows for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) to January 31, 2009. The consolidated results for the three months ended January 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the period ended October 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

NOTE 2      ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedicine Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise,” is considered a Development Stage Company.

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on 31 May, 2007 as an investment holding company. Masterise is owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua are under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months ended January 31, 2009 and 2008 were included in the consolidated financial statements as if the transactions had occurred retroactively.

On December 31, 2008, ABMT consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which Geostar issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

Concurrently, on December 31, 2008, a major stockholder of ABMT also consummated an Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with thirteen individuals including all the stockholders of Masterise, pursuant to which the major stockholder sold a total of 5,001,000 shares of Geostar’s common stock for a total aggregate consideration of $5,000, including 4,438,250 shares to the stockholders of Masterise.

On consummation of the Exchange Agreement and the Affiliate Agreement, the 70% majority stockholder of Masterise became a 80.7% stockholder of ABMT.

The merger of ABMT and Masterise is being treated for accounting purposes as a capital transaction and recapitalization by Masterise (“the accounting acquirer”) and a re-organization by ABMT (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

Accordingly, these financial statements include the following:

(1)	The balance sheet consisting of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations including the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the transaction.

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The minority interests represent the minority stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4      RELATED PARTY TRANSACTIONS

As of January 31, 2009, the Company owed $174,460 to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of January 31, 2009, the Company owed $193,995 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and a related party accrued for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through January 31, 2009 are $5,117, $0 and $10,670 respectively.

As of January 31, 2009, the Company owed a minority stockholder $3,124 which is unsecured, interest free and repayable on demand.

As of January 31, 2009, the Company owed $251,798 to a director for advances made on an unsecured basis, repayable on demand and interest free.

As of January 31, 2009, the Company owed $389,798 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at  5% per annum on the amounts owed to a minority stockholder, a director, and related company is $8,056, $7,384 and $125,128 for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through January 31, 2009 respectively.

NOTE 5     COMMON STOCK

On December 31, 2008, the Company issued 510,400 shares of common stock in reverse merger for the recapitalization of Masterise and re-organization of ABMT.

NOTE 6     RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,190,002 at January 31, 2009 that includes a net loss of $129,189 for the three months ended January 31, 2009.  The Company’s total current liabilities exceed its total current assets by $981,590 and the Company used cash in operations of $98,261. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan.  Management believes that these actions as successful will allow the Company to continue its operations through the next fiscal year.

NOTE 8      SUBSEQUENT EVENTS

i.	On March 13, 2009, the former Geostar Mineral Corporation changed its name to Advanced BioMedical Technologies, Inc.

ii.
On March 13, 2009, the Company’s Board of Directors authorized a stock split, effected as a stock dividend, of ten shares of common stock for every one share of common stock held by stockholders of record as of the close of business on February 17,  2009. Following the stock split, the Company’s issued and outstanding shares increased from 5,561,400 shares of common stock to 55,614,000 shares of common stock. All basic and diluted loss per share and average shares outstanding information have been adjusted to reflect the aforementioned stock dividend.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report as well as under the section entitled “Risk Factors” and elsewhere in the Company’s most recent Annual Report on Form 10-K filed on February 13, 2009.

The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include but are not limited to rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, product liability, and the dependence on key individuals.

All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau, is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications which include orthopedic trauma, sports related medical treatment, or cartilage injuries.  Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide (“PA”).  Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.  Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

1.	A notably reduced need for a secondary surgery to remove implant due to post-operative complications, therefore avoiding unnecessary risk and expense on all patient care;

2.	Enhancing the performance of the materials by manufacturing them to be easily fitted to each patient, forming an exact fit;

3.
Improving the biological activity of materials. Clinical trial results have shown that as PA implants degrade, they promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to ‘stress shielding’;

4.	Reducing the chance of post-operative infection;

5.	Effectively controlling the degeneration speed, so that there will be no complications in treating repeat injuries;

6.	Ease of post-operative care i.e. no distortion during x-ray imaging;

7.	Simple and cost-effective to manufacture.

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with  similar materials such as PLA and PLLA.   Thus PA allows increased restoration time for bone healing and re-growth.  The Company’s PA Screw is currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”).  As of January 31, 2009, the Company completed 49 success trial cases.  We anticipate that the final 11 cases will be completed by the end of the second fiscal quarter of 2009.  Upon the completion of these trials, the Company will apply for the China’s SFDA’s final approval.

Process of Human Trials

As of January 31, 2009, for medical study and comparison purpose, the company has completed a total of 61 successful clinical human trial cases, including 49 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, also specified an applicant must specify the position on the body where the clinical trial will be carried on. For these reasons, only 49 cases on the ankle fracture are statistically included by the SFDA as final successful clinical trial cases. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Therefore, the company needs to complete the remaining 11 cases in order to meet the SFDA requirements. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin.

The company anticipates that by the third fiscal quarter of 2009, we will have completed all clinical trial cases and can file immediately for the SFDA final approval.  Furthermore, we can foresee that following the SFDA final approval, the company will be in revenue as early as January of 2010. The company is looking forward to starting the application process for the PA Biding Ties with the SFDA by the end of 2009 with sufficient funding in place.

There can be no assurance that the company will be able to obtain any further clearances or approvals, if required, to market its products for their intended uses on a timely basis, if at all. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in the receipt of or the failure to obtain such clearances or approvals, the need for additional clearances or approvals, the loss of previously received clearances or approvals, unfavorable limitations or conditions of approval, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

GOVERNMENT REGULATION

Medical implant devices/products manufactured or marketed by the company in China are subject to extensive regulations by the SFDA. Pursuant to the related laws and acts, as amended, and the regulations promulgated there under (the "SFDA Regulations"), the SFDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices.  The SFDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

Under the SFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the SFDA to reasonably assure their safety and efficacy. Under the SFDA's regulations, class I devices are subject to general controls [for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements] and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the SFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current SFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

Before a new device can be introduced into the market in China, the manufacturer generally must obtain SFDA marketing clearance through clinical trials.  Since the company is classified as a manufacturer of Class III medical devices, the company must carry out all clinical trials in pre-selected SFDA approved hospitals.

Manufacturers of medical devices for marketing in China are required to adhere to GMP requirements. Enforcement of GMP requirements has increased significantly in the last several years and the SFDA has publicly stated that compliance will be more strictly scrutinized. From time to time the SFDA has made changes to the GMP and other requirements that increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the company’s business, financial condition and results of operations. There can be no assurance that the company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the company’s business, financial condition and results of operations.

Regulations regarding the development, manufacturing and sale of the company’s products are subject to change. The company cannot predict the impact, if any, that such changes might have on its business, financial condition and results of operations.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from January 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2009.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires.  Both production lines, at their maximum production capacity, is capable of generating approximately USD $27,000,000 in annual revenue.

Estimate current production lines in full capacity
	Output Quantity (Max.)		Price at ex-factory (U$)		Total Turnover (U$)
PA Screw	100,000	(piece)	150		15,000,000
PA Binding Wire	240,000	(pack)	50		12,000,000
				Total:	27,000,000

The Company will market its products through a hybrid sales force comprised of a managed network of independent regional distributors/sales agents (80%) and direct sales representatives (20%) in China.

There are two ways the company will generate revenue, 1) through our nationwide and regional distributors and 2) through our direct manufacturing sales.

Marketing and Sales Goals:

1)	First quarter of 2010: $1,579,500 USD in revenues; Distribution of our product in approximately 32 hospitals immediately following SFDA approval.
2)	Second quarter 2010: $2,754,000 USD revenues; Distribution of our product in approximately 56 hospitals.
3)	Third quarter 2010: $5,062,500 USD revenues; Distribution of our product in approximately 105 hospitals.
4)	Fourth quarter 2010: $9,720,000 USD revenues; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 210 hospitals and generate total revenues of USD $19,116,000 in the year 2010.  We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company’s secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China.  Ms. WANG, Hui, the Company’s CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world.  He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

During product development and clinical trial stages we developed close relationships with many major national hospitals.  We expect these relationships to boost our revenue generation following SFDA final approval. In order to better serve our customers, including hospitals, distributors, patients and the general public, the Company will set up Regional Service Offices to provide technical support, product information, and customer aid service.

China’s market for PA devices depends on 3 major conditions:

- Patients
- Advanced technology level
- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. Total market sales have increased more than 15% each year.  There are over 1 million bone fractures in patients in China requiring about 4 million bone bolts/screws each year.  Research shows that in the next 10 years, China will have a booming aging population and the population in China will continue to increase.  New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

The Company has advantages and more opportunities over others competitors due to:

-	No other similar patent registrations in China.

-	We are the only company qualified and permitted to perform PA clinical trials by SFDA
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the SFDA permit on clinical trials.
-	Under existing regulations by SFDA, it will take at least 3 years for clinical trials.

Number of Hospitals in China in year 2007
Statistic and Census report by Ministry of Health of People's Republic of China.

	Total	Non-Profit	Profit	Government	Society	Private
Hospitals	19852	15759	4019	9832	6446	3574
General Hospital	13372	11062	2269	5854	5460	2058
TCM Hospital	2720	2404	314	2257	171	292
TCM-WM Hospital	245	137	106	98	58	89
Minority Hospital	200	184	16	180	6	14
Specialist Hospital	3282	1951	1302	1432	738	1112
Nursing Hospital	33	21	12	11	13	9

TCM Hospital: Traditional Chinese Medicine Hospital
WM Hospital: Western Medicine Hospital
Minority Hospital: The hospitals located in Autonomous Region (Province) in China

By the end of 2010, we anticipate that there will be over 210 hospitals carrying our products.  Thereafter, we predict an increase of 50% - 75% annually.  By the year 2015 we estimate over 1500 hospitals participating.  Based on the sales figures for a single product (PA Screw), the Company’s projected annual revenues would be USD $270,000,000.

Potential Revenue in year 2015 (Estimated) :	PA Screw
Hospitals	1500
Monthly consumption:	100
Month	12
Sales price:	US$150.00
Total National Market Size:	US$270,000,000

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market.  Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles.  This sector represents a large portion of the total population.

Research and Development

There is substantial research and development (R&D) activity in the market indicating a favorable growth trend.  While revenues for active lifestyle participants registered a compound annual growth rate (CAGR)

of 17.4 percent for the period 2002-2006; R&D expenditure for the same period recorded a higher growth of 18.4 percent.  Increasing R&D expenditure is considered a key indicator of the future direction of the orthopedic market as it points to sustained technological development and innovation.

The Company believes that Asia holds tremendous growth potential for orthopedic device manufacturers due to its fundamental population advantage.  Asia accounts for more than 50 percent of the population in the world, but its share of the global orthopedic devices market is comparatively low at approximately 10 percent.  Within the region, Japan contributes to a majority of market revenues, indicating large potential for growth in relatively under-penetrated countries such as China and India.

In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

Finance Costs

As of January 31, 2009, a stockholder and a related party had loaned a total of $368,455 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and a related party accrued for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through January 31, 2009 are $5,117, $0 and $10,670, respectively. As of January 31, 2009, a director and a related company had loaned a total of $641,596 to the Company as an unsecured loan repayable on demand and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $8,056, $7,384 and $125,128 for the three months ended January 31, 2009 and 2008 and for the period from January 25, 2002 (inception) through January 31, 2009, respectively.

Net Loss

The net loss for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through January 31, 2009 are $129,189, $42,413 and $1,190,002 respectively. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We therefore do not have any revenue from inception to January 31, 2009 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

As of January 31, 2009, a stockholder and a related party had loaned a total of $368,455 to the Company as unsecured loans repayable on demand and interest is computed at 7% per annum on the amount due. As of January 31, 2009, a director and a related company had loaned a total of $641,596 to the Company as an unsecured loan repayable on demand and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $8,056, $7,384 and $125,128 for the three months ended January 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through January 31, 2009, respectively.

We had a working capital deficit of $981,590 as of January 31, 2009 compared to a working capital deficit of $831,167 as of October 31, 2008. Our working capital deficit increased as a result of the fact that we are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.  We had no revenues during the period and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $98,261 in the three months ended January 31, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $6,146 net cash used in investing activities in the three months ended January 31, 2009. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the three months ended January 31, 2009 was $89,926, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at January 31, 2009, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

We intend to spend more to support the commercialization of current products and on research and development activities, including new products development, regulatory and compliance, clinical studies, and the enhancement and protection of our intellectual property portfolio.

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

SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables, prepaid expenses, amounts due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

The financial statements of the Company’s subsidiaries denominated in currencies other than US $ are translated into US $ using the closing rate method.  The balance sheet items are translated into US $ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

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

In October 2008, FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, to clarify guidance on determining the fair value of a financial asset under SFAS No. 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this statement effective January 30, 2008 did not have a material impact on the Company’s financial position or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08 – 7, “Accounting for Defensive Intangible Assets” (“EITF 08 -7”) that clarifies accounting for defensive intangible assets subsequent to initial measurement. EITF 08 – 7 applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it (locks up) to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under EITF 08 – 7, the Task Force reached a consensus that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. ETIF 08 – 7 is effective for defensive intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company does not believe EITF 08 - 7 will have a significant impact on the Company’s consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 31, 2008, the Company entered into a share exchange agreement (“Share Exchange Agreement”) under which the Company issued 50,000 shares of its common stock, par value $0.00001, to Titan Technology Development, Ltd (“Titan”), a company organized under the laws of Hong Kong, and Ms. WANG, Hui, an individual, Titan and Ms. WANG, Hui being the sole stockholders of Masterise in exchange for 100% of the issued and outstanding shares of common stock of Masterise. As of the date of the Share Exchange Agreement, Masterise owned seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua. The physical transfer of certificates is currently in process and will be completed as soon as practicable. Shenzhen Changhua is duly organized, validly existing and in good standing under the laws of the PRC.

Masterise is a company organized under the laws of British Virgin Islands and has its principal place of business in the PRC. The 50,000 shares of common stock that the company issued to Masterise are “restricted shares” which have not been registered with the SEC and the resale of which must be made in accordance with Regulation S, Rule 144, and the registration requirements of the Securities Act of 1933 or an available exemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 2008, the holders of a majority of our outstanding shares of common stock approved the following actions:

The election of Ms. WANG, Hui as Chairman of the Board of Directors, and the election of Mr. QUE Yong to the Board of Directors, to serve until their successors shall be elected and qualified on the earlier of their death, resignation or removal in the manner provided for in the Company’s by-laws;

The execution of a share exchange agreement whereby the Company issued 50,000 new shares of the Company’s common stock to Titan and Ms. WANG, in exchange for 50,000 shares of Masteries, said 50,000 shares of Masteries being 100% of the outstanding capital stock of Masterise.

The sale by Mr. Chi Ming YU of 5,001,000 restricted common shares of Registrant resulting in a change in control of Registrant.

ITEM 5. OTHER INFORMATION

On March 13, 2009, NASDAQ OMX announced the Company’s name change to Advanced BioMedical Technologies, Inc.  The Company’s new ticker symbol is ABMT.

Also on March 13, 2009, the Company affected a 10:1 Forward Split of the Company’s common stock, par value $0.00001 per share.  The Forward Split was affected as a stock dividend whereby each stockholder of record on February 17, 2009 will be issued nine additional shares of the Company’s common stock for each one share of the Company’s common stock held by such stockholder.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009

By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/ WANG Hui
Wang Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer