Form 10-Q
period 2009-04-30
Geostar Mineral CORP
filed 2009-06-15
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 12, 2009, there are 55,614,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2008  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended April 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2009.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009
(UNAUDITED)
ADVANCED BIOMEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2009 (unaudited) and October 31, 2008 (audited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended April 30, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through April 30, 2009 (unaudited)
F- 2

Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through April 30, 2009 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F4-F9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets

	April 30 2009	October 31 2008
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$ 86,805	$ 78,876
Other receivables and prepaid expenses	15,936	8,161
Total Current Assets	102,741	87,037

PROPERTY AND EQUIPMENT, NET	78,726	80,743
TOTAL ASSETS	$ 181,467	$ 167,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued liabilities	$ 19,768	$ 26,992
Due to a noncontrolling stockholder of a subsidiary	4,501	3,123
Due to a stockholder	293,608	85,156
Due to a director	239,831	251,713
Due to a related company	390,625	389,667
Due to a related party	280,961	161,553
Total Current Liabilities	1,229,294	918,204

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
ABMT Shareholder's equity
Common stock, $0.00001 par value, 100,000,000 shares authorized and 55,614,000 shares issued and outstanding as of April 30, 2009 and 50,510,000 shares issued and outstanding as of October 31, 2008	556	505
Additional paid-in capital	376,596	392,074
Accumulated deficit during development stage	(1,340,831)	(1,060,813)
Accumulated other comprehensive loss	(84,148)	(82,190)
Total AMBT Stockholders' Deficit	(1,047,827)	(750,424)

Noncontrolling interests	-	-
Total Equity	(1,047,827)	(750,424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181,467	$ 167,780

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICALTECHNOLOGIES, INC AND SUBSIDIARIES
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at April 30, 2009, the consolidated results of operations for the three and six months ended April 30, 2009 and 2008 and for the period from September 25, 2002 (inception) to April 30, 2009 and consolidated statements of cash flows for the six months ended April 30, 2009 and 2008 . The consolidated results for the three months and six months ended April 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2009.

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

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on May 31, 2007 as an investment holding company. Masterise is owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder and 37% by a third party corporation.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The minority interests represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4 RELATED PARTY TRANSACTIONS

As of April 30, 2009, the Company owed $293,608 to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of April 30, 2009, the Company owed $280,961 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and a related party accrued for the three months and six months ended April 30, 2009 and 2008 and for the period from September 25, 2002 (inception) through April 30, 2009 are $8,623, $210, $13,740, $210 and $19,293 respectively.

As of April 30, 2009, the Company owed $4,501 to a noncontrolling stockholder of a subsidiary which is unsecured, interest free and repayable on demand.

As of April 30, 2009, the Company owed $239,831 to a director for advances made on an unsecured basis, repayable on demand and interest free.

As of April 30, 2009, the Company owed $390,625 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to a noncontrolling stockholder of a subsidiary, a director, and a related company is $7,925, $8,351 $15,981, $15,735 and $133,053 for the three months and six months ended April 30, 2009 and 2008 and for the period from September 25, 2002 (inception) through April 30, 2009 respectively.

NOTE 5 STOCKHOLDERS’ EQUITY

(A)	Changes in equity

The following table summarizes the changes in equity for the six months ended April 30, 2009 (in thousands):

	ABMT Common
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity

Balance at October 31, 2008	$(750)	$-	$(750)
Common stock
Additional paid-in capital	(15)	-	(15)
Net loss for the period	(280)	-	(280)
Other comprehensive loss	(2)	-	(2)
Balance at April 30, 2009	$(1,047)	$-	$(1,047)

(B)	Common stock

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, the Company has recognized its noncontrolling interests as equity in the consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 5(A), a summary of changes in equity attributable to noncontrolling interests, changes attributable to ABMT and changes in total equity.

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

NOTE 7  GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,340,831 at April 30, 2009 that includes a net loss of $280,018 for the six months ended April 30, 2009.  The Company’s total current liabilities exceed its total current assets by $1,126,553 and the Company used cash in operations of $262,575. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with  similar materials such as PLA and PLLA.   Thus PA allows increased restoration time for bone healing and re-growth.  The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”).  As of April 30, 2009, the Company completed 55 success PA Screw trial cases, and 53 success PA Binding Wire.  We anticipate that the final 5 cases of PA Screw will be completed by the end of the second fiscal quarter of 2009. This delay is caused by lack of suitable volunteers in the trials. Upon the completion of these trials, the Company will apply for the China’s SFDA’s final approval.  The company will continuously perform on trials exceeding the requirement of 60 cases in order to gather more accurate statistic data.

Process of Human Trials

As of April 30, 2009, for medical study and comparison purpose, the company has completed a total of 67 successful clinical human trial cases, including 55 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. For these reasons, only 55 cases on the ankle fracture are statistically included by the SFDA as final successful clinical trial cases. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Therefore, the company needs to complete the remaining 5 cases in order to meet the SFDA requirements. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin.

The company anticipates that we will  complete all clinical trial cases and can file immediately for the SFDA final approval by the third fiscal quarter of 2009.  Furthermore, we can foresee that following the SFDA final approval, the company will be in revenue as early as first quarter of 2010. The company is looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2009 with sufficient funding in place.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from January 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2009.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires.  Both production lines, at their maximum production capacities are capable of generating approximately $27,000,000 in annual revenue.

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

Marketing and Sales Goals:

1)	First quarter of 2010: $1,579,500 in revenues; Distribution of our product in approximately 32 hospitals immediately following SFDA approval.
2)	Second quarter 2010: $2,754,000 revenues; Distribution of our product in approximately 56 hospitals.
3)	Third quarter 2010: $5,062,500 revenues; Distribution of our product in approximately 105 hospitals.
4)	Fourth quarter 2010: $9,720,000 revenues; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 210 hospitals and expect to generate total revenues of $19,116,000 in the year 2010.  We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company’s secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China.  Ms. WANG Hui, the Company’s CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world.  He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

TCM Hospital: Traditional Chinese Medicine Hospital
WM Hospital: Western Medicine Hospital
Minority Hospital: The hospitals located in Autonomous Region (Province) in China

By the end of 2010, we anticipate that there will be over 210 hospitals carrying our products.  Thereafter, we predict an increase of 50% - 75% annually.  By the year 2015 we estimate over 1500 hospitals participating.  Based on the sales figures for a single product (PA Screw), the Company’s projected annual revenues would be $270,000,000.

Potential Revenue in year 2015 (Estimated) :	PA Screw
Hospitals	1500
Monthly consumption:	100
Month	12
Sales price:	$150.00
Total National Market Size:	$270,000,000

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

Finance Costs

As of April 30, 2009, a stockholder and a related party had loaned a total of $574,569 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and a related party accrued for the three and six months ended April 30, 2009 and 2008 are $8,623 and $210  respectively.

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(inception) through
	2009	2008	2009	2008	April 30, 2009

Interest paid to a stockholder and related party	8,623	210	13,740	210	19,293

As of April 30, 2009, a director and a related company had loaned a total of $630,456 to the Company as an unsecured loan repayable on demand and imputed interest is computed at 5% per annum on the amount due. Total imputed interest expenses recorded as additional paid-in capital amounted to $7,925, $8,351 and $133,053 for the three and six months ended April 30, 2009 and 2008 and for the period from January 25, 2002 (inception) through April 30, 2009, respectively.

	Three Months ended Jan. 31, 2009	2008	Six Months ended April 30, 2009	2008	September 25, 2002 (inception) through April 30 2009
Interest Paid to a director and related company	(7,925)	(8,351)	(15,981)	(15,735)	(133,053)

Net Loss

The net loss for the three months ended April 30, 2009 and 2008 are $150,829 and $44,594 respectively. We do not have any revenue but have to incur operating expenses for the upkeep of the Company and the clinical trials.

The net loss for the six months ended April 30, 2009 and 2008 and for the period from September 25, 2002 (inception) through April 30, 2009 are $280,018, $87,007 and $1,340,831 respectively. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to April 30, 2009 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,126,553 as of April 30, 2009 compared to a working capital deficit of $831,167 as of October 31, 2008. Our working capital deficit increased as a result of the fact that we are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $262,575 in the six months ended April 30, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $14,267 net cash used in investing activities in the six months ended April 30, 2009. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the six months ended April 30, 2009 was $284,098, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at April 30, 2009, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Upon adoption of this statement, the Company has recognized its noncontrolling interests as equity in the consolidated balance sheets, has reflected net income attributable to noncontrolling interests in consolidated net income and has provided, in Note 5(A), a summary of changes in equity attributable to noncontrolling interests, changes attributable to ABMT and changes in total equity.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

June 15, 2009

By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/Wang Hui
Wang Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer