Form 10-Q/A
period 2009-04-30
Geostar Mineral CORP
filed 2009-06-17
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
Amendment No. 1

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
F- 2

Consolidated Statements of Cash Flows for the six months ended April 30, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through April 30, 2009 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4 - F-9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30 2009	October 31 2008
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$86,805	$78,876
Other receivables and prepaid expenses	15,936	8,161
Total Current Assets	102,741	87,037

PROPERTY AND EQUIPMENT, NET	78,726	80,743
TOTAL ASSETS	$181,467	$167,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued liabilities	$19,768	$26,992
Due to a noncontrolling stockholder of a subsidiary	4,501	3,123
Due to a stockholder	293,608	85,156
Due to a director	239,831	251,713
Due to a related company	390,625	389,667
Due to a related party	280,961	161,553
Total Current Liabilities	1,229,294	918,204

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
ABMT Shareholder's equity
Common stock, $0.00001 par value, 100,000,000 shares authorized and 55,614,000 shares issued and outstanding as of April 30, 2009 and 50,510,000 shares issued and outstanding as of October 31, 2008	556	505
Additional paid-in capital	376,596	392,074
Accumulated deficit during development stage	(1,340,831)	(1,060,813)
Accumulated other comprehensive loss	(84,148)	(82,190)
Total AMBT Stockholders' Deficit	(1,047,827)	(750,424)

Noncontrolling interests	-	-
Total Equity	(1,047,827)	(750,424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181,467	$167,780

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2009	2008	2009	2008	April 30,,2009

OPERATING EXPENSES
General and administrative expenses	$122,709	$24,612	$230,120	$46,488	$1,076,335
Depreciation	7,926	11,315	16,478	23,880	221,901
Research and development (Net of	-	-			-
government grant)	3,378	13	3,378	746	100,412
Total Operating Expenses	134,013	35,940	249,976	71,114	1,398,648
	-	-
LOSS FROM OPERATIONS	(134,013)	(35,940)	(249,976)	(71,114)	(1,398,648)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	1,961
Interest income	18	41	57	207	1,459
Interest paid to a stockholder	-	-			-
and related party	(8,623)	(210)	(13,740)	(210)	(19,293)
Imputed interest	(7,925)	(8,351)	(15,981)	(15,735)	(133,053)
Other expenses	(286)	(134)	(378)	(155)	(10,462)
Total Other Expenses, net	(16,816)	(8,654)	(30,042)	(15,893)	(159,388)

INCOME FROM OPERATIONS BEFORE TAXES	(150,829)	(44,594)	(280,018)	(87,007)	(1,558,036)
Add (Less):
Income tax expense	-	-	-	-	-
Net loss attributable to
noncontrolling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO AMBT
COMMON STOCKHOLDERS	(150,829)	(44,594)	(280,018)	(87,007)	(1,340,831)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(1,723)	35,833	(1,958)	(35,833)	(84,148)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(152,552)	$(8,761)	$(281,976)	$(122,840)	$(1,424,979)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding during the period
- basic and diluted	55,614,000	50,510,000	53,875,274	50,510,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended		September 25, 2002
	April 30,		(inception) through
	2009	2008	April 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(280,018)	$(87,007)	$(1,340,831)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	16,478	23,880	221,901
Noncontrolling interests	-	-	(217,205)
Imputed interest on advances from a stockholder
and a related party	15,981	15,735	133,053
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(7,740)	(608)	(15,936)
Increase (decrease) in:
Other payables and accrued liabilities	(7,276)	(16,684)	19,768
Net cash used in operating activities	(262,575)	(64,684)	(1,199,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,267)	(15)	(300,627)
Due from a stockholder	-	10,918	-
Net cash (used in) provided by investing activities	(14,267)	10,903	(300,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Contribution by stockholders	-	-	492,207
Distributed to stockholders	(31,408)	-	(31,408)
Due to a noncontrolling stockholder of a subsidiary	1,368	-	4,501
Due to a stockholder	207,836	30,730	293,608
Due to a director	(12,476)	32	239,831
Due to a related company	-	38,791	390,625
Due to a related party	118,778	(33,447)	280,961
Net cash provided by financing activities	284,098	40,452	1,670,830

EFFECT ON EXCHANGE RATES ON CASH	673	4,946	(84,148)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,929	(8,383)	86,805

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,876	41,202	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,805	$32,819	$86,805

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On December 31, 2008, the Company issued 5,104,000 shares of common stock for recapitalization.

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