Form 10-Q
period 2009-07-31
Geostar Mineral CORP
filed 2009-09-18
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2008

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

As of September 17, 2009, there are 55,614,000 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2008  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended July 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2009.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS
Pages

Condensed Consolidated Balance Sheets as of July 31, 2009 (unaudited) and October 31, 2008 (audited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through July 31, 2009 (unaudited)
F-2

Consolidated Statements of Cash Flows for the nine months ended July 31, 2009 and 2008 (unaudited) and the period from inception September 25, 2002 through July 31, 2009 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F-4 – F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	July 31	October 31
	2009	2008
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$58,149	$78,876
Other receivables and prepaid expenses	17,143	8,161
Due from a noncontrolling stockholder of a subsidiary	765	-
Total Current Assets	76,057	87,037

PROPERTY AND EQUIPMENT, NET	77,375	80,743
TOTAL ASSETS	$153,432	$167,780

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$21,216	$26,992
Due to a noncontrolling stockholder of a subsidiary	-	3,123
Due to a stockholder	330,469	85,156
Due to directors	238,230	251,713
Due to a related company	390,203	389,667
Due to a related party	332,877	161,553
Total Current Liabilities	1,312,995	918,204

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
ABMT Shareholder's equity
Common stock, $0.00001 par value, 100,000,000 shares
authorized and 55,614,000 shares issued and outstanding
as of July 31, 2009 and 50,510,000 shares issued and outstanding as of October 31, 2008	556	505
Additional paid-in capital	384,462	392,074
Accumulated deficit during development stage	(1,461,348)	(1,060,813)
Accumulated other comprehensive loss	(83,233)	(82,190)
Total AMBT Stockholders' Deficit	(1,159,563)	(750,424)

Noncontrolling interests	-	-
Total Equity	(1,159,563)	(750,424)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$153,432	$167,780

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2009	2008	2009	2008	July 31,2009

OPERATING EXPENSES
General and administrative expenses	$97,821	$45,960	$327,941	$92,448	$1,174,156
Depreciation	7,393	10,400	23,871	34,280	229,294
Research and development (Net of government grant)	(2,984)	11	394	757	97,428
	102,230	56,371	352,206	127,485	1,500,878

LOSS FROM OPERATIONS	(102,230)	(56,371)	(352,206)	(127,485)	(1,500,878)

OTHER INCOME (EXPENSES)
Other income	15	1,408	15	1,408	1,976
Interest income	25	46	82	253	1,484
Interest paid to a stockholder and related party	(10,277)	(1,214)	(24,017)	(1,424)	(29,570)
Imputed interest	(7,866)	(8,793)	(23,847)	(24,528)	(140,919)
Other expenses	(184)	(138)	(562)	(293)	(10,646)
	(18,287)	(8,691)	(48,329)	(24,584)	(177,675)

LOSS FROM OPERATIONS BEFORE TAXES	(120,517)	(65,062)	(400,535)	(152,069)	(1,678,553)
Add:
Income tax expense	-	-	-	-	-
Net loss attributable to noncontrolling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO AMBT
COMMON STOCKHOLDERS	(120,517)	(65,062)	(400,535)	(152,069)	(1,461,348)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	915	(1,037)	(1,043)	(47,225)	(83,233)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(119,602)	$(66,099)	$(401,578)	$(199,294)	$(1,544,581)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares
outstanding during the period
- basic and diluted	55,614,000	50,510,000	54,459,080	50,510,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended		September 25, 2002
	July 31,		(inception) through
	2009	2008	July 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(400,535)	$(152,069)	$(1,461,348)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	23,871	34,280	229,294
Noncontrolling interests	-	-	(217,205)
Imputed interest on advances from a stockholder
	23,847	24,528	140,919
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(8,971)	(308)	(16,154)
Increase (decrease) in:
Other payables and accrued expenses	6,798	(29,284)	10,698
Net cash used in operating activities	(354,990)	(122,853)	(1,313,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,400)	(1,449)	(299,374)
Due from stockholders	-	11,079	-
Due from a noncontrolling stockholder of a subsidiary	(765)	-	(678)
Net cash (used in) provided by investing activities	(21,165)	9,630	(300,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Contribution by stockholders	-	-	492,207
Distributed to stockholders	(31,408)	-	(31,408)
Due to a noncontrolling stockholder of a subsidiary	(3,126)	4,409	-
Due to a stockholder	245,284	75,026	329,968
Due to directors	(13,823)	(19)	211,472
Due to a related company	-	39,361	346,059
Due to a related party	171,032	(35,013)	295,869
Net cash provided by financing activities	367,959	83,764	1,644,672

EFFECT ON EXCHANGE RATES ON CASH	(12,531)	6,095	27,325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,727)	(23,364)	58,149

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,876	41,202	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,149	$17,838	$58,149

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at July 31, 2009, the consolidated results of operations for the three and nine months ended July 31, 2009 and 2008 and for the period from September 25, 2002 (inception) to July 31, 2009 and consolidated statements of cash flows for the nine months ended July 31, 2009 and 2008 and for the period from September 25, 2002 (inception) to July 31, 2009. The consolidated results for the three months and nine months ended July 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2009. These consolidated financial statement should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2008 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2009.

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

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on May 31, 2007 as an investment holding company and was then owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder at the time and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the nine months ended July 31, 2009 and 2008 were included in the consolidated financial statements as if the transactions had occurred retroactively.

On December 31, 2008, ABMT consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which ABMT issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

Concurrently, on December 31, 2008, a major stockholder of ABMT also consummated an Affiliate Stock Purchase Agreement (the “Affiliate Agreement”) with thirteen individuals including all the stockholders of Masterise, pursuant to which the major stockholder sold a total of 5,001,000 shares of ABMT’s common stock for a total aggregate consideration of $5,000, including 4,438,250 shares to the stockholders of Masterise.

On consummation of the Exchange Agreement and the Affiliate Agreement, the 70% majority stockholder of Masterise became a 80.7% stockholder of ABMT.

The merger of ABMT and Masterise was treated for accounting purposes as a capital transaction and recapitalization by Masterise (“the accounting acquirer”) and a re-organization by ABMT (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3                 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4                 RELATED PARTY TRANSACTIONS

As of July 31, 2009, the Company owed $330,469 to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of July 31, 2009, the Company owed $332,877 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and a related party accrued for the three and nine months ended July 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through July 31, 2009 are $10,277, $24,017, $1,214, $1,424 and $29,570 respectively.

As of July 31, 2009, the Company owed $238,230 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of July 31, 2009, the Company owed $390,203 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $7,866, $23,847, $8,793, $24,528 and $140,919 for the three and nine months ended July 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through July 31, 2009 respectively.

As of July 31, 2009, a noncontrolling stockholder of a subsidiary owed the Company $765 which is unsecured, interest free and repayable on demand.

NOTE 5                 STOCKHOLDERS’ EQUITY

(A)          Changes in equity

The following table summarizes the changes in equity for the nine months ended July 31, 2009 (in thousands):

	ABMT Common
	Stockholders'	Noncontrolling	Total
	Equity	Interests	Equity

Balance at October 31, 2008	$(750)	$-	$(750)
Common stock	-	-	-
Additional paid-in capital	(8)	-	(8)
Net loss for the period	(401)	-	(401)
Other comprehensive loss	(1)	-	(1)
Balance at July 31, 2009	$(1,160)	$-	$(1,160)

(B)	Common stock

On December 31, 2008, the Company issued 510,400 shares of common stock in reverse merger for the recapitalization of Masterise and re-organization of ABMT.

On March 13, 2009, the Company’s Board of Directors authorized a stock split, effected as a stock dividend, of ten shares of common stock for every one share of common stock held by stockholders of record as of the close of business on February 17, 2009. Following the stock split, the Company’s issued and outstanding shares increased from 5,561,400 shares of common stock to 55,614,000 shares of common stock. All basic and diluted loss per share and average shares outstanding information has been adjusted to reflect the aforementioned stock dividend.

NOTE 6                 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its year ending October 31, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46® to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended July 31, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended July 31, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended July 31, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended July 31, 2009. There was no impact on the Consolidated Financial Statements as it relates only to additional disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the Company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

NOTE 7                 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,461,348 at July 31, 2009 that includes a net loss of $400,535 for the nine months ended July 31, 2009.  The Company’s total current liabilities exceed its total current assets by $1,236,938 and the Company used cash in operations of $354,990. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with  similar materials such as PLA and PLLA.   Thus PA allows increased restoration time for bone healing and re-growth.  The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”).  As of July 31, 2009, the Company completed 59 successful PA Screw trial cases, and 53 successful PA Binding Wire. We anticipate the clinical trials of PA Screw will be completed in September 2009. The Company is in preparation for a Post Clinical Trial Conference that is to be hosted in September 2009. Doctors and directors of the hospitals that took part in the clinical trials are expected to attend the event in Yunnan, China. We will fine-tune our future R&D plans and marketing strategy based on the feedbacks received from attendees.

We have added one more state hospital in Guangzhou to our clinical trial hospital list. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth.

The Company will start the China’s SFDA’s final approval process once we pass the clinical trials stage. The Company intends to continuously perform clinical trials exceeding the requirement of 60 cases for further medical studies.

Process of Human Trials

As of July 31, 2009, for medical study and comparison purpose, the Company has completed a total of 71 successful clinical human trial cases, including 59 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. For these reasons, only 59 cases on the ankle fracture are statistically included by the SFDA as final successful clinical trial cases. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around the ankle carry most of the body weight. Therefore, the Company needs to complete the remaining 1 case in order to meet the SFDA requirements. Currently, we have been conducting human trials at the 7 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning, Tianjin and Guangzhou.

The Company anticipates all required clinical trial cases for PA Screw to be completed in September 2009, afterwhich the Company can file immediately for the SFDA final approval. Furthermore, we can foresee that after the SFDA final approval, the Company expects to start earning in revenue as early as the first quarter of 2010. The Company is looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2009 with sufficient funding in place.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2009.

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

Finance Costs

As of July 31, 2009, a stockholder and a related party had loaned a total of $663,346 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and a related party accrued for the three and nine months ended July 31, 2009 and 2008 are $10,277 and $24,017  respectively.

	Three months ended		Nine months ended
	July 31		July 31
	2009	2008	2009	2008

Interest paid to a stockholder	(10,277)	(1,214)	(24,017)	(1,424)
and related party

As of July 31, 2009, the Company owed $628,433 to three directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $7,866, $23,847, $8,793, $24,528 and $140,919 for the three and nine months ended July 31, 2009 and 2008 and for the period from January 25, 2002 (inception) through July 31, 2009, respectively.

Net Loss

The net loss for the three months ended July 31, 2009 and 2008 are $120,517 and $65,062 respectively. We do not have any revenue but have to incur operating expenses for the upkeep of the Company and the clinical trials.

The net loss for the nine months ended July 31, 2009 and 2008 and for the period from September 25, 2002 (inception) through July 31, 2009 are $400,535, $152,069 and $1,461,348 respectively. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to July 31, 2009 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,236,938 as of July 31, 2009 compared to a working capital deficit of $831,167 as of October 31, 2008. Our working capital deficit increased as a result of the fact that we are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $354,990 in the nine months ended July 31, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $21,165 net cash used in investing activities in the nine months ended July 31, 2009. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the nine months ended July 31, 2009 was $367,959, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at July 31, 2009, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the Codification). The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this Statement for its year ending October 31, 2009. There will be no change to the company’s Consolidated Financial Statements due to the implementation of this Statement.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “ Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of these standards to have any material impact on the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating the potential impact of SFAS 166 on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement in the quarter ended July 31, 2009. This Statement did not impact the consolidated financial results.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended July 31, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended July 31, 2009, and there was no material impact on the Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended July 31, 2009. There was no impact on the Consolidated Financial Statements as it relates only to additional disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to require more detailed disclosures about the fair value measurements of employers’ plan assets including: (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the Company’s year ending 2009 Consolidated Financial Statements. This Statement does not impact the consolidated financial results as it is disclosure-only in nature.

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

September 17, 2009

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

By:	/s/ Chi Ming YU
Name:	Chi Ming YU
Title:	President and Director

By:	/s/ Wang Hui
Name:	Wang Hui
Title:	Director and Chief Executive Officer

By:	/s/ Kai GUI
Name:	Kai GUI
Title:	Director, Secretary and Chief Financial Officer