Form 10-K
period 2009-10-31
Geostar Mineral CORP
filed 2010-02-12
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

18 Lake Ridge Drive
Middletown, NY 10940
(Address of principal executive offices, including zip code.)

(718) 766-7898
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐     No  ☒

There was no active public trading market as of the last business day of the Company’s second fiscal quarter.

As of January 14, 2010, there are 55,721,000 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information contained herein constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are usually identified by our use of certain terminology, including “will”, “believes”, “may”, “expects”, “should”, “seeks”, “anticipates” or “intends” or by discussions of strategy or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include, among others, our history of operating losses and uncertainty of future profitability; our lack of working capital and uncertainty regarding our ability to continue as a going concern; uncertainty of access to additional capital;  dependence on consultants and third parties as well as those factors discussed in the section entitled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If one or more of these risks or uncertainties materializes, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected. Forward looking statements in this document are not a prediction of future events or circumstances, and those future events or circumstances may not occur. Given these uncertainties, users of the information included herein, including investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We do not assume responsibility for the accuracy and completeness of these statements. All references in this Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Advanced BioMedical Technologies Inc.

ITEM 1.     BUSINESS

Organizational History

We were incorporated in the State of Nevada on September 12, 2006. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89511, and our business office is located at 18 Lake Ridge Drive, Middletown, NY 10940.

Prior to December 31, 2008 the Company has only nominal operations and assets.

On October 1, 2008, Andriy Protskiv (the “Affiliate Seller”), a major shareholder and affiliate of the Company, consummated one Affiliate Stock Purchase Agreement with Chi Ming YU (the “Buyer”). Pursuant to the Affiliate Stock Purchase Agreement, the Buyer acquired from the Affiliate Seller a total of 5,000,000 shares of common stock of the Registrant for a total price of Five Thousand Dollars ($5,000).

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

Upon the acquisition of Masterise and its subsidiary in China, our primary business is carried out by Masterise through Shenzhen Changhua. Therefore, in the remainder of this Annual Report on Form 10-K and its exhibits, “we, us or our” refers to Advanced BioMedical Technologies Inc., Masterise and Shenzhen Changhua, collectively.

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

Since their founding, Shenzhen Changhua has been involved in the development of self-reinforced, absorbable degradable screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending approval of its products by the State Food and Drug Administration (“SFDA”) of the PRC.

The Company, through its subsidiaries, is now engaged in the business of developing, manufacturing and marketing self-reinforced, absorbable degradable Polyamide (“PA”) screws, rods and binding wires for fixation on human fractured bones.

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices: screws, rods and binding wires.

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

The Company has developed six proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. By modifying well-characterized re-absorbable polymers through the use of several proprietary manufacturing and processing techniques, the Company is able to create Self-Reinforced, re-absorbable implants.

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

2.	Our Company is analyzing the market for its products and two of the company’s products are currently pending SFDA approval.

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

Goal for The Company through year 2010-2017
(All figures are estimates)

PA Screw	Achieved by year 2010 (*)	Achieved by year 2012	Achieved by year 2017
Access Hospitals:	50	522	1500
Avg. Monthly consumption/Per Hospital:	18	30	30
Months:	12	12	12
Gross turnover per year:	US$665,280	US$25,671,420	US$64,800,000

PA Wire	Achieved by year 2010 (*)	Achieved by year 2012	Achieved by year 2017
Access Hospitals:	0	522	1500
Avg. Monthly consumption/Per Hospital:	0	5	10
Months:	12	12	12
Gross turnover per year:	US$0.00	US$1,487,610	US$9,000,000

Total:	US$665,280	US$27,159,030	US$73,800,000

* Funds needed on continuing clinical trials of new PA products for SFDA approval

China’s Market for PA Devices

China’s market for PA devices depends on 3 major conditions:

- patients

- advanced technology level

- performance and price of the materials.

In the first 50 years of the 21st century, China will have a growing aging population, while the total population in China will continually increase. New and improved medical technologies will be rapidly developed and utilized throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

Competitive Factors

Our Company is the only patent holder of PA technologies in China and we are the only company who is carrying out Clinical Trials on PA products. There currently are no similar products competing in the market.

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

Product advantage and Market Opportunity:
-	There are no similar patent registrations in China.
-	We are the only company qualified and permitted to take clinical trials by SFDA
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the SFDA permit on Clinical Trials.
-	Under existing regulation by SFDA, it will take at least 3-5 years for Clinical Trials.

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

Employees

As of October 31, 2009, we had 17 employees, with 10 employees in R&D and Clinical, Regulatory, including 4 part-time employees, 5 employees in General and Administrative, 2 employees in Accounting including 1 part-time employee. There are no employees in sales, marketing, and manufacture because we are in the Clinical trial stage.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

The Company’s address is Block A, Long Cheng Te Fa Industrial park, Long Gang, Shenzhen, China.

Availability of new qualified employees

Shenzhen is located in the southern part of the Guangdong Province, on the eastern shore of the Pearl River Delta. Neighboring the Pearl River Delta and Hong Kong, Shenzhen’s location gives it a geographical advantage for economic development.

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

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. In 2002, the number of registered students has increased by 105.2% from 24.9 to 51.1 per 10,000 people.  The gross enrollment rate of higher education increased from 8% in 1998 to 15.3% in 2002, approaching the target of 16% by 2005 proposed by the provincial “Tenth Five-Year Plan”.

Guangdong has entered a transition period from an elite education to a popularized higher education.  The total number of registered students has experienced an annual growth rate of 25%. There are 112 universities and colleges offering higher education in Guangdong province with over 332,000 students graduated in 2009. Combined with graduates from other parts of China, there are over 500,000 job-seeking graduates in total in Guangdong in 2009.

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

The Company’s production facilities are fully compliant with GMP requirements.  While the Company has not yet received SFDA approval for its products, we expect to obtain SFDA approval in the fourth fiscal quarter of 2010.  We are in progress of achieving this goal.

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

Our company’s securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “ABMT”.

Fiscal Quarter	High Bid	Low Bid
2009
Fourth Quarter 08-01-09 to 10-31-09	$3.00	$3.00
Third Quarter 05-01-09 to 07-31-09	$3.00	$3.00
Second Quarter 02-01-09 to 04-30-09	$3.00	$3.00
First Quarter 11-01-08 to 01-31-09	$3.00	$3.00

Fiscal Quarter	High Bid	Low Bid
2008
Fourth Quarter 08-01-08 to 10-31-08	$3.00	$0.00
Third Quarter 05-01-08 to 07-31-08	$0.00	$0.00
Second Quarter 02-01-08 to 04-30-08	$0.00	$0.00
First Quarter 11-01-07 to 01-31-08	$0.00	$0.00

Shareholders

At October 31, 2009, we had 24 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

Dividend Policy

We have not declared any cash dividends. We do not intend to pay dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding

$200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.           The company’s lack of funds in new R&D, especially in clinical testing.

2.           The company’s lack of funds in new equipment and the utilization of the production process after SFDA approval.

3.           The Company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures.

4.           The company needs funding for marketing and network build-up.

5.           The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval.

6.           While the company currently holds a patent originating in China, the patent does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. Additionally, all machinery used to manufacture our products are protected with Chinese patents.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”). As of October 31, 2009, the Company completed 67 successful PA Screw trial cases, and 53 successful PA Binding Wire. Upon the completion of these trials the company has already exceed China SFDA’s requirement on PA Screw trial, the company is in the final preparation to apply for the China’s SFDA’s approval.

Process of Human Trials

As of October 31, 2009, for medical study and comparison purpose, the company has completed a total of 79 successful clinical human trial cases, including 67 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin.

The company anticipates that we can file immediately for the SFDA final approval by the fourth fiscal quarter of 2010. Furthermore, we can foresee that following the SFDA final approval, the company will be earning revenues as early as fourth quarter of 2010. The company is looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2010 provided sufficient funding is in place.

Additionally, the Company has signed a cooperative agreement with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under this cooperative agreement, both parties will join efforts in conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment utilizing the Company’s bio-absorbable miniscrews and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin.  We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types.

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

Government Regulation

Medical implant devices/products manufactured or marketed by the company in China are subject to extensive regulations by the SFDA. Pursuant to the related laws and acts, as amended, and the regulations promulgated there under (the “SFDA Regulations”), the SFDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. The SFDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

Under the SFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the SFDA to reasonably assure their safety and efficacy. Under the SFDA’s regulations, class I devices are subject to general controls [for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements] and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the SFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current SFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2009.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA

Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires. Both production lines, at their maximum production capacities are capable of generating approximately $24,000,000 in annual revenue.

Estimate current production lines in full capacity
	Output Quantity (Max.)		Price at ex-factory (US$)	Total Turnover (US$)
PA Screw	100,000	(piece)	120	12,000,000
PA Binding Wire	240,000	(pack)	50	12,000,000
	Total:			24,000,000

The Company will market its products through a hybrid sales force comprised of a managed network of independent regional distributors/sales agents (80%) and direct sales representatives (20%) in China.

There are two ways the company will generate revenue, 1) through our nationwide and regional distributors and 2) through our direct sales channels.

Marketing and Sales Goals

1)   Fourth quarter of 2010: forecasted revenue of $665,280; Distribution of our product in approximately 50    hospitals immediately following SFDA approval.

2)   First quarter of 2011: forecasted revenue of $914,980; Distribution of our product in approximately 78 hospitals.

3)   Second quarter of 2011: forecasted revenue of $1,307,920; Distribution of our product in approximately 126 hospitals.

4)   Third quarter of 2011: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 522 hospitals and expect to generate total revenues of $665,280 in the year 2010 and $8,842,330 in 2011. We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company’s secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

China’s Marketing Analysis and Sales Strategy

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

- Under existing regulations by SFDA, it will take at least 3-5 years for clinical trials.

Number of Hospitals in China in year 2008 Statistic and Census report by Ministry of Health of People’s Republic of China.

Statistic and Census report by Ministry of Health of People’s Republic of China.
(Year 2008)
					Total	Total
	Total	Government	Society	Private	Non-Profit	Profit
Hospitals	19712	9777	6048	3887	15650	4038
General Hospital	13119	5830	5060	2229	10856	2245
TCM Hospital	2688	2244	158	286	2403	285
TCM-WM Hospital	236	96	48	92	139	97
Minority Hospital	191	170	8	13	175	16
Specialist Hospital	3437	1422	763	1252	2048	1383
Nursing Hospital	41	15	11	15	29	12
TCM Hospital: Traditional Chinese Medicine Hospital

WM Hospital: Western Medicine Hospital

Minority Hospital: The hospitals locate in Autonomous Region (Province) in China

By the end of year 2011, we anticipate that there will be over 356 hospitals carrying our products, an increase of 86% from previous year. By the end of year 2017, we estimate that our products will reach over 1500 hospitals. Based on the estimated sales figures for one single product, PA Screw, the Company’s projected annual revenue in 2017 would be $64,800,000.

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2009, ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 was $10,313, $10,327 and $107,347 respectively.

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

Finance Costs

As of October 31, 2009 and 2008, the Company owed $335,755 and $85,156 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2009 and 2008, the Company owed $386,159 and $161,553 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and a related party accrued for the year ended October 31, 2009 and for the ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 are $35,570, $5,553 and $41,123 respectively.

As of October 31, 2009, the Company owed $220,849 to three directors for advances made. As of October 31, 2008, the Company owed $251,713 to a director for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2009 and October 31, 2008, the Company owed $390,459 and $389,667 respectively to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $31,656, $27,764 and $148,728 for the year ended October 31, 2009 and the ten months ended October 31, 2008 and the period from September 25, 2002 (inception) through October 31, 2009 respectively.

As of October 31, 2009, a noncontrolling stockholder of a subsidiary owed the Company $765 which is unsecured, interest free and repayable on demand.  As of October 31, 2008, the Company owed $3,123 to this noncontrolling stockholder of a subsidiary and such advances were unsecured, interest free and repayable on demand.

Income Tax

There is no income tax to pay as the Company is waiting for SFDA approval and there is no business activity.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $1,619,245 at October 31, 2009 that includes a net loss of $558,432 for the year ended October 31, 2009. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2009 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,332,845 at October 31, 2009 compared to a working capital deficit of $831,167 as of October 31, 2008. Our working capital deficit increased as a result of the fact that we are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $490,481 in the year ended October 31, 2009. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities

We recorded $21,355 net cash used in investing activities in the year ended October 31, 2009. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31,, 2009 was $443,826, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2009, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying financial statements, the Company has a total stockholder’s deficit of $1,262,757 at October 31, 2009. The Company’s current liabilities also exceed its current assets by $1,332,845 and the Company used cash in operations of $490,481.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

During the year ended October 31, 2009, loans from Company’s Stockholders, a director, a related company and a related party totaling $1,333,267 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placement funding which would ensure continued operations.

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

We believe the following critical accounting policies are important to the portrayal of our financial condition and results and require our management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain.

1.	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives.  The estimated useful lives of the assets are 5 years.

2.	Long-lived assets

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

3.	Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

4.	Government grant

Government grant represents a subsidy from the local government and is unconditional. The Company recognizes the grant upon receipt from the local government and is accounted for as an offset of research and development expenses.

5.	Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item .

ITEM 8.  FINANCIAL STATEMENTS

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2009 AND 2008

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)	Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Biomedical Technologies, Inc

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended October 31, 2009 and ten months ended October 31, 2008 and the period September 25, 2002 (Inception) through October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended October 31, 2009 and ten months ended October 31, 2008 and the period September 25, 2002 (Inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company had a net loss of $558,432, an accumulated deficit of $1,619,245 and a working capital deficiency of $1,332,845 and used cash in operations of $490,481. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C. H. CHEUNG & CO
Certified Public Accountants

Hong Kong

Date: January 15, 2010

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong Tel: (852) 25295500 Fax: (852) 28651067 Email: jimy.cheung@jchcheungco.hk Website: www.jchcheungco.hk

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. (“ABMT”)
 AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,606	$78,876
Other receivables and prepaid expenses	19,708	8,161
Due from a noncontrolling stockholder of a subsidiary	765	—
Total Current Assets	31,079	87,037

PROPERTY AND EQUIPMENT, NET	70,088	80,743
TOTAL ASSETS	$101,167	$167,780

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$30,657	$26,992
Due to a noncontrolling stockholder of a subsidiary	—	3,123
Due to a stockholder	335,755	85,156
Due to directors	220,894	251,713
Due to a related company	390,459	389,667
Due to a related party	386,159	161,553
Total Current Liabilities	1,363,924	918,204

COMMITMENTS AND CONTINGENCIES	—	—

EQUITY
ABMT Shareholder’s equity
Common stock, $0.00001 par value, 100,000,000 shares authorized and 55,721,000 shares issued and outstanding as of October 31, 2009 and 50,510,000 shares issued and utstanding as of October 31, 2008	557	505
Additional paid-in capital	732,269	392,074
Deferred stock compensation	(292,292)	—
Accumulated deficit during development stage	(1,619,245)	(1,060,813)
Accumulated other comprehensive loss	(84,046)	(82,190)
Total AMBT Stockholders’ Deficit	(1,262,757)	(750,424)

Noncontrolling interests	—	—
Total Equity	(1,262,757)	(750,424)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,167	$167,780

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended	Ten months ended	September 25, 2002
	October 31,	October 31,	(Inception) through
	2009	2008	October 31, 2009

OPERATING EXPENSES
General and administrative expenses	$448,944	$139,392	$1,295,159
Depreciation	31,382	35,902	236,805
Research and development (Net of government grant)	10,313	10,327	107,347
Total Operating Expenses	490,639	185,621	1,639,311

LOSS FROM OPERATIONS	(490,639)	(185,621)	(1,639,311)

OTHER INCOME (EXPENSES)
Other income	15	1,394	1,976
Interest income	96	170	1,498
Interest paid to a stockholder and related party	(35,570)	(5,553)	(41,123)
Imputed interest	(31,656)	(27,764)	(148,728)
Other expenses	(678)	(9,664)	(10,762)
Total Other Expenses, net	(67,793)	(41,417)	(197,139)

LOSS FROM OPERATIONS BEFORE TAXES	(558,432)	(227,038)	(1,836,450)
Add:
Income tax expense	—	—	—
Net loss attributable to noncontrolling interests	—	—	217,205
NET LOSS ATTRIBUTABLE TO AMBT COMMON STOCKHOLDERS	(558,432)	(227,038)	(1,619,245)

OTHER COMPREHENSIVE GAIN (LOSS)
Total other comprehensive loss	(1,856)	(35,833)	(84,046)
Add: foreign currency translation loss attributable to noncontrolling interest	—	—	—
Foreign currency translation loss attributable to ABMT common shareholder	(1,856)	(35,833)	(84,046)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(560,288)	$(262,871)	$(1,703,291)

Net loss per share-basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the year
- basic and diluted	54,758,489	50,510,000

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Accumulated	Accumulated
			Additional	Deferred	deficit during	other
	Number	Common	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Stock	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	$275,002	$—	$—	$—	$217,205	$492,712

Net loss for the period	—	—	—	—	(40,343)	—	(17,290)	(57,633)

Foreign currency translation loss	—	—	—	—	—	(225)	10	(215)

Comprehensive loss	—	—	—	—	—	—	—	(57,848)

Balance at December 31, 2003	50,510,000	505	275,002	—	(40,343)	(225)	199,925	434,864

Net loss for the year	—	—	—	—	(65,960)	—	(28,269)	(94,229)

Foreign currency translation loss	—	—	—	—	—	(357)	2	(355)

Comprehensive loss	—	—	—	—	—	—	—	(94,584)

Balance at December 31, 2004	50,510,000	505	275,002	—	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	—	—	23,103	—	—	—	—	23,103

Net loss for the year	—	—	—	—	(357,863)	—	(153,370)	(511,233)

Foreign currency translation loss	—	—	—	—	—	(12,290)	2,064	(10,226)

Comprehensive loss	—	—	—	—	—	—	—	(521,459)

Balance at December 31, 2005	50,510,000	505	298,105	—	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	—	—	27,184	—	—	—	—	27,184

Net loss for the year	—	—	—	—	(172,738)	—	(18,276)	(191,014)

Foreign currency translation loss	—	—	—	—	—	(6,084)	(2,076)	(8,160)

Comprehensive loss	—	—	—	—	—	—	—	(199,174)

Balance at December 31, 2006	50,510,000	505	325,289	—	(636,904)	(18,956)	—	(330,066)

Imputed interest on advances from a stockholder, related company and related party	—	—	39,021	—	—	—	—	39,021

Net loss for the year	—	—	—	—	(196,871)	—	—	(196,871)

Foreign currency translation loss	—	—	—	—	—	(27,401)	—	(27,401)

Comprehensive loss	—	—	—	—	—	—	—	(224,272)

Balance at December 31, 2007	50,510,000	505	364,310	—	(833,775)	(46,357)	—	(515,317)

Imputed interest on advances from a stockholder and related company	—	—	27,764	—	—	—	—	27,764

Net loss for the period	—	—	—	—	(227,038)	—	—	(227,038)

Foreign currency translation loss	—	—	—	—	—	(35,833)	—	(35,833)

Comprehensive loss	—	—	—	—	—	—	—	(262,871)

Balance at October 31, 2008	50,510,000	505	392,074	—	(1,060,813)	(82,190)	—	(750,424)

Recapitalization	5,104,000	51	(51)	—	—	—	—	—

Stock issued for services	100,000	1	304,999	(292,292)	—	—	—	12,708

Stock issued for placement	5,000	0	5,750	—	—	—	—	5,750

Stock issued for placement	2,000	0	2,300	—	—	—	—	2,300

Contributed capital	—	—	26,950	—	—	—	—	26,950

Distributed to the stockholders	—	—	(31,409)	—	—	—	—	(31,409)

Imputed Interest on advances from a stockholder and related company	—	—	31,656	—	—	—	—	31,656

Net loss for the year	—	—	—	—	(558,432)	—	—	(558,432)

Foreign currency translation loss	—	—	—	—	—	(1,856)	—	(1,856)

Comprehensive loss	—	—	—	—	—	—	—	(560,288)
Balance at October 31, 2009	55,721,000	$557	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$—	$(1,262,757)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Ten months ended	September 25, 2002
	October 31,	October 31,	(inception) through
	2009	2008	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,432)	$(227,038)	$(1,619,245)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	31,382	35,902	236,805
Stock issued for services	12,708	—	12,708
Noncontrolling interests	—	—	(217,205)
Imputed interest on advances from a stockholder and a related party	31,656	27,764	148,728
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(11,531)	467	(11,531)
Advances to suppliers
Increase (decrease) in:
Other payables and accrued expenses	3,736	(8,940)	3,736

Net cash used in operating activities	(490,481)	(171,845)	(1,446,004)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,590)	(10,491)	(226,007)
Due from stockholders	—	10,474	—
Due from a noncontrolling stockholder of a subsidiary	(765)	—	(765)

Net cash used in investing activities	(21,355)	(17)	(226,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—	505
Proceeds from issuance of shares	8,050	—	8,050
Contribution by stockholders	—	—	492,207
Distributed to stockholders	(4,459)	—	(4,459)
Due to a noncontrolling stockholder of a subsidiary	(3,127)	3,123	(3,127)
Due to a stockholder	250,571	80,863	250,571
Due to directors	(31,302)	15,903	(31,302)
Due to a related company	—	49,229	—
Due to a related party	224,093	97,453	224,093

Net cash provided by financing activities	443,826	246,571	936,538

EFFECT ON EXCHANGE RATES ON CASH	(260)	(35,833)	746,844

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(68,270)	38,876	10,606

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,876	40,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,606	$78,876	$10,606

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

On December 31, 2008, the Company issued 5,104,000 shares of common stock for recapitalization.

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Advanced Biomedical Technologies, Inc (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006 .

Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with the Financial Accounting Standards Board (“FASB”) Codification Topic 915 (ASC Topic 915), “Accounting and Reporting by Development Stage Enterprise,” is considered a Development Stage Company.

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on 31 May, 2007 as an investment holding company. Masterise is owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua are under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the year ended October 31, 2009, ten months ended October 31, 2008 and years ended December 31, 2007 and 2006 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

On March 13, 2009, the name of the Company was changed from Geostar Mineral Corporation to Advanced Biomedical Technologies, Inc.

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

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests represent the minority stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

 All significant inter-company transactions and balances have been eliminated in consolidation.

(C)	Change of year end

Prior to the acquisition, the Company’s subsidiaries reporting year end was December 31. ABMT’s reporting year end is October 31. In order to be consistent  with ABMT’s  reporting  year end, the Company’s  Board of Directors  approved  all of their  subsidiaries’  fiscal  year end  change  from December 31 to October 31 with effect from October 31, 2008.

The consolidated financial statements consist of a year ended October 31, 2009, ten month transition period ended October 31, 2008 and the period September 25, 2002 (Inception) through October 31, 2009  respectively.

(D)	FASB Launches New Accounting Standards Codification

In June 2009 FASB issued FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities effective for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification have become non-authoritative.

Following the Codification, FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB’s Codification, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies.  The Trust has adopted the Codification in this quarterly report by using plain English to describe FASB broad topic references.

(E)	Use of estimates

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

(F)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2009 and 2008 and December 31, 2007, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC.  Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(G)	Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation is provided on a straight-line basis, less estimated residual value over the assets estimated useful lives.  The estimated useful lives of the assets are 5 years.

(H)	Long-lived assets

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(I)	Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

(J)	Government grant

Government grant represents a subsidy from the local government and is unconditional. The Company recognizes the grant upon receipt from the local government and is accounted for as an offset to research and development expenses.

(K)	Income taxes

The Company accounts for income taxes under the FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for  the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

(L)	Research and Development

Research and development costs related to both present and future products are expensed as incurred.

Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2009, ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 was $10,313, $10,327 and $107,347 respectively.

(M)	Foreign currency translation

ABMT, Masterise and Shenzhen Changhua maintain their accounting records in their functional currencies of United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) respectively.

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

The financial statements of Masterise and Shenzhen Changhua (whose functional currency is HK$ and RMB respectively) are translated into US$ using the closing rate method.  The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2009	October 31, 2008
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7504=RMB6.8381	US$1=HK$7.7701=RMB6.852
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.752030=RMB6.844020	US$1=HK$7.7946=RMB6.98377

The translation loss recorded for the year ended October 31, 2009 and ten months ended October 31 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 was $1,856, $35,833 and $84,046 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(N)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain (loss) in the statements of operations and stockholders’ equity. Other comprehensive loss for the year ended October 31, 2009 and ten months ended October 31 2008 and for the period  from September 25, 2002 (inception) through October 31, 2009, was 1,856, $35,833 and $84,046 respectively

(O)	Earnings per share

Basic earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year.  Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2009 and 2008.

(P)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(Q)	Recent Accounting Pronouncements

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU 2009-14 on our financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (ASC Topic 715-20-65). FSP FAS 132(R)-1 (ASC Topic 715-20-65) requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 (ASC Topic 715-20-65) also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurements on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 (ASC Topic 715-20-65) must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2009 and 2008:

	October 31,
	2009	2008

Plant and machinery	$147,040	$143,955
Motor vehicles	48,115	40,236
Office equipment	23,356	13,325
Office improvements	117,490	117,251
	336,001	314,767
Less: accumulated depreciation	265,913	234,024

Property and equipment, net	$70,088	$80,743

Depreciation expense for the year ended October 31, 2009, ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 was $31,382, $35,902 and $236,805 respectively.

3.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at October 31, 2009 and 2008 consisted of the following:

	October 31,
	2009	2008

Other payables	$4,855	$1,657
Accrued liabilities	25,802	25,335

	$30,657	$26,992

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2009 and 2008, the Company owed $335,755 and $85,156 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2009 and 2008, the Company owed $386,159 and $161,553 to a related party which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and a related party accrued for the year ended October 31, 2009 and for the ten months ended October 31, 2008 and for the period from September 25, 2002 (inception) through October 31, 2009 are $35,570, $5,553 and $41,123 respectively.

As of October 31, 2009, the Company owed $220,849 to three directors for advances made. As of October 31, 2008, the Company owed $251,713 to a director for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2009 and October 31, 2008, the Company owed $390,459 and $389,667 respectively to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $31,656, $27,764 and $148,728 for the year ended October 31, 2009 and the ten months ended October 31, 2008 and the period from September 25, 2002 (inception) through October 31, 2009 respectively.

As of October 31, 2009, a noncontrolling stockholder of a subsidiary owed the Company $765 which is unsecured, interest free and repayable on demand.  As of October 31, 2008, the Company owed $3,123 to this noncontrolling stockholder of a subsidiary and such advances were unsecured, interest free and repayable on demand.

5.	STOCKHOLDERS’ DEFICIENCY

(A)	Change in equity

The following table summarizes the changes in equity:

	ABMT Common
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity

Stock issued to founders for cash	$275,507	$217,205	$492,712
Net loss for the period	(40,343)	(17,290)	(57,633)
Other comprehensive (loss) income	(225)	10	(215)
Balance at December 31, 2003	234,939	199,925	434,864
Net loss for the year	(65,960)	(28,269)	(94,229)
Other comprehensive (loss) income	(357)	2	(355)
Balance at December 31, 2004	168,622	171,658	340,280
Imputed interest	23,103	—	23,103
Net loss for the year	(357,863)	(153,370)	(511,233)
Other comprehensive (loss) income	(12,290)	2,064	(10,226)
Balance at December 31, 2005	(178,428)	20,352	(158,076)
Imputed interest	27,184	—	27,184
Net loss for the year	(172,738)	(18,276)	(191,014)
Other comprehensive (loss) income	(6,084)	(2,076)	(8,160)
Balance at December 31, 2006	(330,066)	—	(330,066)
Imputed interest	39,021	—	39,021
Net loss for the year	(196,871)	—	(196,871)
Other comprehensive (loss) income	(27,401)	—	(27,401)
Balance at December 31, 2007	(515,317)	—	(515,317)
Imputed interest	27,764	—	27,764
Net income for the period	(227,038)	—	(227,038)
Other comprehensive (loss) income	(35,833)	—	(35,833)
Balance at October 31, 2008	(750,424)	—	(750,424)
Stock issued for placement	8,050	—	8,050
Contributed capital	26,950	—	26,950
Distributed to the stockholders	(31,409)	—	(31,409)
Stock issued for services	12,708		12,708
Imputed interest	31,656	—	31,656
Net loss for the year	(558,432)	—	(558,432)
Other comprehensive (loss) income	(1,856)	—	(1,856)
Balance at October 31, 2008	$(1,262,757)	$—	$(1,262,757)

(B)	Common stock

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

On consummation of the Exchange Agreement and the Affiliate Agreement, the 63% majority stockholder of Masterise became a 54% stockholder of ABMT.

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

On October 1, 2009, the Company issued 100,000 shares of restricted common stock at $3.05 for the advisory services under a service agreement. The shares were valued at fair value on the date of issuance, yielding an aggregate fair value of total $305,000. As of October 31, 2009, the Company recognized $12,708 of consultant  fees  in general and administrative expenses and recorded deferred stock compensation of $292,292 as of October 31, 2009 for these services.

On October 29, 2009, the Company issued 5,000 shares of common stock at $1.15 for cash in a private placement.

On October 29, 2009, the Company issued 2,000 shares of common stock at $1.15 for cash in a private placement.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits was $7,773, $2,413 and $15,562 for the year ended October 31, 2009, ten months ended October 31, 2008 and for the period  from September 25, 2002 (inception) through October 31, 2009 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased office space from two third parties under two operating leases at monthly rental of $1,700 and $1,643 with the latter subject to an annual increase of 5% in each year. The leases expire on December 1, 2009 and July 20, 2014 The Company also leased staff quarters from a third party under an operating lease which expires on July 31, 2010 at a monthly rental of $308.

As of October 31, 2009, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2009	$5,603
2010	22,862
2011	21,737
2012	22,824
2013	23,966
2014	13,936

Total	$110,928

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2009 and 2008. ABMT has net operating loss carry forwards for income taxes amounting to approximately 83,791 as of October 31, 2009 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2009 and 2008 was $83,791 and $7,903 respectively. The net change in the valuation allowance for 2008 was an increase of $75,888.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it has incurred losses.

8.	CONCENTRATIONS AND RISKS

During 2009 and 2008, 99% and 1% of the Company’s assets were located in the PRC and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,619,245 as of October 31, 2009 that includes a net loss of $558,432 for the year ended October 31, 2009.  The Company’s total current liabilities exceed its total current assets by $1,332,845 and the Company used cash in operations of $490,481. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan.  Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.	SUBSEQUENT EVENTS

Management evaluated all activities of the Company through January 15, 2010 and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 16, 2008, we dismissed Malone & Bailey, PC as our independent accountant.  There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.

On December 16, 2008, we retained Jimmy C.H. Cheung & Co. as the new independent accountant.  There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K.  Our financial statements for the period from inception to October 31, 2009, included in this report have been audited by Jimmy C.H. Cheung & Co., as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of October 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	36	President, Director
WANG Hui	40	Chief Executive Officer, Director
Kai GUI	40	Director, Secretary, Chief Financial Officer
QUE Yong	42	Director

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

QUE Yong , Director of Advanced BioMedical Technologies Inc., was in sales and marketing with Hainan Xinteyao Pharmaceutical Ltd. from 1991 to 1995. He worked as sales manager for Hainan Tianfeng Pharmaceutical Ltd from 1996 to 2001. He has been a manager of Guangxi Changda Pharmaceutical Ltd since 2003.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole officer from inception on September 12, 2006 through October 31, 2009.

Executive Officer Compensation Table
Fees
		Earned				Nonqualified
		or		Option	Non-Equity	Deferred
		Paid in	Stock	Plan	Incentive	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

WANG Hui	2009	0	0	0	0	0	0	0
Chi Ming YU	2009	0	0	0	0	0	0	0
Kai GUI	2009	0	0	0	0	0	0	0
QUE Yong	2009	0	0	0	0	0	0	0
Andriy Protskiv	2009	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by us to our director during the last completed fiscal year. Our fiscal year end is October 31.

Director Compensation
Fees
		Earned				Nonqualified
		or		Option	Non-Equity	Deferred
		Paid in	Stock	Plan	Incentive	Compensation	All Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

WANG Hui	2009	0	0	0	0	0	0	0
Chi Ming YU	2009	0	0	0	0	0	0	0
Kai GUI	2009	0	0	0	0	0	0	0
QUE Yong	2009	0	0	0	0	0	0	0
Andriy Protskiv	2009	0	0	0	0	0	0	0

All compensation received by our sole officer and director has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name of Beneficial	Amount of Direct	Position	Percent of
Owner	Ownership		Class

WANG Hui	30,036,820	CEO and Director	53.906%
Chi Ming YU	0	President, Treasurer and Director	0
Kai GUI	0	Secretary and Director	0
QUE Yong	0	Director	0
All Officers and Directors	30,036,820		53.906%

Future Sales by Existing Stockholders

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$27,500	Jimmy C.H. Cheung & Co.
2008	$20,000	Jimmy C.H. Cheung & Co.

(2) Audit-Related Fees

There is no fee billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph.

(3) Tax Fees

There is no fee billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There is no fee billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3).

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference

Exhibit Number	Filed Document Description herewith	Form	Date

3.1	Articles of Incorporation	SB-2	01-16-073.1

3.2	Bylaws	SB-2	01-16-073.2

4.1	Specimen Stock Certificate	SB-2	01-16-074.1

14.1	Code of Ethics	X

31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	X

99.1	Audit Committee Charter	X

99.2	Disclosure Committee Charter	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/ WANG Hui
WANG Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer

Date: February 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/ WANG Hui
WANG Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer