Form 10-Q
period 2010-01-31
Advanced Biomedical Technologies Inc.
filed 2010-03-22
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

18 Lake Ridge Drive
Middletown, NY 10940

(Address of principal executive offices, including zip code.)

(718) 766-7898

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of January 31, 2010, there are 55,744,334 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2009  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended January 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2010.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2010
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of January 31, 2010 (unaudited) and October 31, 2009 (audited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through January 31, 2010 (unaudited)
F- 2

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through January 31, 2010 (unaudited)	F-3

Notes to Condensed Consolidated Financial Statements (unaudited)	F4 – F8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31	October 31
	2010	2009
	Unaudited	Audited

CURRENT ASSETS
Cash and cash equivalents	$29,221	$10,606
Other receivables and prepaid expenses	19,710	19,708
Due from a noncontrolling stockholder of a subsidiary	-	765
Total Current Assets	48,931	31,079

PROPERTY AND EQUIPMENT, NET	67,036	70,088
TOTAL ASSETS	$115,967	$101,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$36,772	$30,657
Due to a stockholder	342,131	335,755
Due to directors	202,407	220,894
Due to a related company	390,528	390,459
Due to related parties	500,720	386,159
Total Current Liabilities	1,472,558	1,363,924

COMMITMENTS AND CONTINGENCIES	-	-

EQUITY
ABMT Shareholder's equity
Common stock, $0.00001 par value, 100,000,000 shares
authorized and 55,744,334 shares issued and outstanding
as of January 31, 2010 and 55,721,000 shares issued and
outstanding as of October 31, 2009	557	557
Additional paid-in capital	774,657	732,269
Deferred stock compensation	(254,167)	(292,292)
Accumulated deficit during development stage	(1,793,636)	(1,619,245)
Accumulated other comprehensive loss	(84,002)	(84,046)
Total AMBT Stockholders' Deficit	(1,356,591)	(1,262,757)

Noncontrolling interests	-	-
Total Equity	(1,356,591)	(1,262,757)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$115,967	$101,167

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(Inception) through
	2010	2009	January 31, 2010

OPERATING EXPENSES
General and administrative expenses	$144,600	$107,411	$1,439,759
Depreciation	7,452	8,552	244,257
Research and development (Net of government grant)	1,840	-	109,187
Total Operating Expenses	153,892	115,963	1,793,203

LOSS FROM OPERATIONS	(153,892)	(115,963)	(1,793,203)

OTHER INCOME (EXPENSES)
Other income	-	-	1,976
Interest income	13	39	1,511
Interest paid to a stockholder and a related party	(12,831)	(5,117)	(53,954)
Imputed interest	(7,388)	(8,056)	(156,116)
Other expenses	(293)	(92)	(11,055)
Total Other Expenses, net	(20,499)	(13,226)	(217,638)

LOSS FROM OPERATIONS BEFORE TAXES	(174,391)	(129,189)	(2,010,841)
Add:
Income tax expense	-	-	-
Net loss attributable to
noncontrolling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO AMBT
COMMON STOCKHOLDERS	(174,391)	(129,189)	(1,793,636)

OTHER COMPREHENSIVE GAIN (LOSS)
Total other comprehensive loss	44	(235)	(84,002)
Add: foreign currency translation loss
attributable to noncontrolling interest	-	-	-
Foreign currency translation loss
attributable to ABMT common shareholders	44	(235)	(84,002)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(174,347)	$(129,424)	$(1,877,638)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	55,732,159	52,229,826

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(inception) through
	2010	2009	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(174,391)	$(129,189)	$(1,793,636)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,452	8,552	244,257
Stock issued for services	38,125	-	50,833
Noncontrolling interests	-	-	(217,205)
Imputed interest on advances from a stockholder and a related party	7,388	8,056	156,116
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	-	(6,011)	(19,710)
Increase (decrease) in:
Other payables and accrued expenses	6,114	20,331	36,772
Net cash used in operating activities	(115,312)	(98,261)	(1,542,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,389)	(6,146)	(340,446)
Due from a noncontrolling stockholder of a subsidiary	766	-	-
Net cash used in provided by investing activities	(3,623)	(6,146)	(340,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	35,000	-	43,050
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	(31,409)	(31,409)
Due to a stockholder	6,560	89,216	342,131
Due to directors	(18,530)	(80)	202,407
Due to a related company	-	(125)	390,528
Due to related parties	114,531	32,324	500,720
Net cash provided by financing activities	137,561	89,926	1,967,089

EFFECT ON EXCHANGE RATES ON CASH	(11)	359	(54,849)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,615	(14,122)	29,221

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,606	78,876	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,221	$64,754	$29,221

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICALTECHNOLOGIES, INC. AND SUBSIDIARIES
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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position at January 31, 2010, the consolidated results of operations for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) to January 31, 2010 and consolidated statements of cash flows for the three months ended  January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) to January 31, 2010. The consolidated results for the three months ended January 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2009 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 12,  2010.

NOTE 2	ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months ended January 31, 2010 and 2009 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

As of January 31, 2010, the Company owed $342,131 to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of January 31, 2010, the Company owed a total of $500,720 to two related parties which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through January 31, 2010 are $12,831, $5,117and $53,954 respectively.

As of January 31, 2010, the Company owed $202,407 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of January 31, 2010, the Company owed $390,528 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $7,388, $8,056 and $156,116 for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through January 31, 2010 respectively.

NOTE 5	STOCKHOLDERS’ EQUITY

(A) Changes in equity

The following table summarizes the changes in equity for the three months ended January 31, 2010:

	ABMT Common
	Stockholders’	Noncontrolling	Total
	Equity	Interests	Equity

Balance at October 31, 2009	$(1,262,757)	$-	$(1,262,757)
Deferred stock compensation	38,125		38,125
Stock issue for placement	35,000	-	35,000
Additional paid-in capital	7,388	-	7,388
Net loss for the period	(174,391)	-	(174,391)
Other comprehensive gain	44	-	44
Balance at January 31, 2010	$(1,356,591)	$-	$(1,356,591)

(B) Common stock

On December 19, 2009, the Company issued 23,334 shares of common stock at $1.50 for cash in a private placement.

NOTE 6	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.    The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,793,636 at January 31, 2010 that includes a net loss of $174,391 for the three months ended January 31, 2010.  The Company’s total current liabilities exceed its total current assets by $1,423,627 and the Company used cash in operations of $115,312. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management evaluated all activities of the Company through March 21, 2010 and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report as well as under the section entitled “Risk Factors” and elsewhere in the Company’s most recent Annual Report on Form 10-K filed on February 12, 2010.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”). The Company has completed 67 successful PA Screw trial cases, and 53 successful PA Binding Wire. Upon the completion of these trials the company has already exceeded China SFDA’s requirement on PA Screw trial and  is in the final preparation to apply for the China’s SFDA’s approval by completing a Post Clinical Trial Analysis. We will fine-tune our future R&D plans and marketing strategy based on the feedbacks received from attendees.

The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The Company intends to continuously perform clinical trials exceeding the requirement of 60 cases for further medical studies.

Process of Human Trials

As of January 31, 2010, for medical study and comparison purpose, the company has completed a total of 79 successful clinical human trial cases, including 67 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2010.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires.  Both production lines, at their maximum production capacity, is capable of generating approximately USD $24,000,000 in annual revenue.

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

Marketing and Sales Goals:

1) Fourth quarter of 2010: forecasted revenue of $677,600; Distribution of our product in approximately 50 hospitals immediately following SFDA approval.

2) First quarter of 2011: forecasted revenue of $931,920; Distribution of our product in approximately 78 hospitals.

3) Second quarter of 2011: forecasted revenue of $1,332,140; Distribution of our product in approximately 126 hospitals.

4) Third quarter of 2011: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 356 hospitals and expect to generate total revenues of $677,600 in the year 2010 and $8,883,490 in 2011.  In addition, we expected to have positive earning in the third quarter of 2011. We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company’s secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

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

Finance Costs

As of January 31, 2010, a stockholder and two related parties had loaned a total of $842,851 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through January 31, 2010 are $12,831, $5,117and $53,954 respectively.

As of January 31, 2010, the Company owed $592,935 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $7,388, $8,056 and $156,116 for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through January 31, 2010, respectively.

	Three months ended		September 25, 2002
	January 31,		(inception) through
	2010	2009	January 31, 2010

Interest paid to directors and a related company	(7,388)	(8,056)	(156,116)

Net Loss

The net loss for the three months ended January 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through January 31, 2010 are $174,391, $129,189 and $1,793,636 respectively. We do not have any revenue from inception to January 31, 2010 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,423,627 as of January 31, 2010 compared to a working capital deficit of $1,332,845 as of October 31, 2009. Our working capital deficit increased as a result of the fact that we are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $115,312 in the three months ended January 31, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $3,623 net cash used in investing activities in the three months ended January 31, 2010. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the three months ended January 31, 2010 was $137,561, which represented advances from related parties and proceeds from issuance of 23,334 shares for private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at January 31, 2010, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement.  The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.    The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-14, “Certain Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, “Software”, (“ASU 2009-14”). ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the provisions of ASU2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”) (ASC Topic 810). SFAS 166 (not

part of the codification yet) amends various provisions of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125” by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure;among others. SFAS 166 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 860, “Transfers and Servicing” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 19, 2009, the Company issued 23,334 shares of common stock at $1.50 for cash in a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

March 22, 2010

By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	BY:	/s/ Chi Ming YU
Chi Ming YU, President and Director

	BY:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer

	BY:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer