Form 10-Q
period 2010-04-30
Advanced Biomedical Technologies Inc.
filed 2010-06-14
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

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

As of June 11, 2010, there are 55,744,334 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2009  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended April 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2010.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2010 (unaudited) and October 31, 2009	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended April 30, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through April 30, 2010 (unaudited)
F-2

Condensed Consolidated Statements of Stockholders’ Deficiency for the period from inception September 25, 2002 through April 30, 2010 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through April 30, 2010 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F5 – F9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30,	October 31,
	2010	2009
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$49,674	$10,606
Other receivables and prepaid expenses	22,729	20,473
Total Current Assets	72,403	31,079

PROPERTY AND EQUIPMENT, NET	59,658	70,088
TOTAL ASSETS	$132,061	$101,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$15,428	$30,657
Due to a stockholder	204,157	335,755
Due to directors	173,244	220,894
Due to a related company	390,591	390,459
Due to related parties	600,171	386,159
Total Current Liabilities	1,383,591	1,363,924

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares authorized and 55,744,334 shares issued and outstanding as of April 30, 2010 and 55,721,000 shares issued and outstanding as of October 31, 2009	557	557
Common stock, 136,833 shares to be issued	1	-
Additional paid-in capital	986,579	732,269
Deferred stock compensation	(216,042)	(292,292)
Accumulated deficit during development stage	(1,938,465)	(1,619,245)
Accumulated other comprehensive loss	(84,160)	(84,046)
Total ABMT Stockholders' Deficit	(1,251,530)	(1,262,757)

Noncontrolling interests	-	-
Total Deficit	(1,251,530)	(1,262,757)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$132,061	$101,167

The accompanying notes are an integral part of these condensed consolidated financial statements

F-1

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2010	2009	2010	2009	April 30, 2010

OPERATING EXPENSES
General and administrative expenses	$112,600	$122,709	$257,200	$230,120	$1,552,359
Depreciation	7,387	7,926	14,839	16,478	251,644
Research and development (Net of government grant)	-	3,378	1,840	3,378	109,187
Total Operating Expenses	119,987	134,013	273,879	249,976	1,913,190

LOSS FROM OPERATIONS	(119,987)	(134,013)	(273,879)	(249,976)	(1,913,190)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-	1,976
Interest income	23	18	36	57	1,534
Interest paid to a stockholder and related parties	(15,698)	(8,623)	(28,529)	(13,740)	(69,652)
Imputed interest	(6,673)	(7,925)	(14,061)	(15,981)	(162,789)
Other expenses	(2,494)	(286)	(2,787)	(378)	(13,549)
Total Other Expenses, net	(24,842)	(16,816)	(45,341)	(30,042)	(242,480)

LOSS FROM OPERATIONS BEFORE TAXES	(144,829)	(150,829)	(319,220)	(280,018)	(2,155,670)
Income tax expense	-	-	-	-	-
NET LOSS	(144,829)	(150,829)	(319,220)	(280,018)	(2,155,670)
Net loss attributable to noncontrolling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(144,829)	(150,829)	(319,220)	(280,018)	(1,938,465)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(158)	(1,723)	(114)	(1,958)	(84,160)
Add: foreign currency translation loss attributable to noncontrolling interest	-	-	-	-	-
Foreign currency translation loss attributable to ABMT common stockholders	(158)	(1,723)	(114)	(1,958)	(84,160)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(144,987)	$(152,552)	$(319,334)	$(281,976)	$(2,022,625)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	55,813,519	55,614,000	55,775,130	53,875,274

The accompanying notes are an integral part of these condensed consolidated financial statements

F-2

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

							Accumulated	Accumulated
	Common Stock		Common Stock to be issued		Additional	Deferred	deficit during	other
	Number		Number		Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	of Shares	Amount	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder, related company and related party	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder and related company	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	(51)	-	-	-	-	-

Stock issued for services	100,000	1	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement	5,000	0	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement	2,000	0	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for services	-	-	-	-	-	76,250	-	-	-	76,250

Stock issued for cash in private placement	6,667	0	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement	16,667	0	-	-	25,000	-	-	-	-	25,000

Stock to be issued	-	-	136,833	1	205,249	-	-	-	-	205,250

Imputed interest on advances from a stockholder and related company	-	-	-	-	14,061	-	-	-	-	14,061

Net loss for the period	-	-	-	-	-	-	(319,220)	-	-	(319,220)

Foreign currency translation loss	-	-	-	-	-	-	-	(114)	-	(114)

Comprehensive loss	-	-	-	-	-	-	-	-	-	(319,334)

Balance at April 30, 2010	55,744,334	$557	136,833	$1	$986,579	$(216,042)	$(1,938,465)	$(84,160)	$-	$(1,251,530)

The accompanying notes are an integral part of these condensed consolidated financial statements

F-3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		September 25, 2002
	April 30,		(inception) through
	2010	2009	April 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(319,220)	$(280,018)	$(1,938,465)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	14,839	16,478	251,644
Stock issued for services	76,250	-	88,958
Noncontrolling interests	-	-	(217,205)
Imputed interest	14,061	15,981	162,789
Changes in operating assets and liabilities
Increase in:
Other receivables and prepaid expenses	(2,252)	(7,740)	(22,729)
Increase (decrease) in:
Other payables and accrued expenses	(15,232)	(7,276)	15,428
Net cash used in operating activities	(231,554)	(262,575)	(1,659,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,389)	(14,267)	(311,302)
Net cash used in investing activities	(4,389)	(14,267)	(311,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	240,250	-	248,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	(31,408)	(31,409)
Due to a noncontrolling stockholder of a subsidiary	-	1,368	-
Due to a stockholder	(131,411)	207,836	204,157
Due to directors	(47,727)	(12,476)	173,244
Due to a related company	-	-	390,591
Due to related parties	213,907	118,778	600,171
Net cash provided by financing activities	275,019	284,098	2,104,716

EFFECT ON EXCHANGE RATES ON CASH	(8)	673	(84,160)

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,068	7,929	49,674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,606	78,876	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,674	$86,805	$49,674

The accompanying notes are an integral part of these condensed consolidated financial statements

F-4

ADVANCED BIOMEDICALTECHNOLOGIES, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of April 30, 2010, the consolidated results of operations for the three months and six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) to April 30, 2010 and consolidated statements of cash flows for the six months ended  April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) to April 30, 2010. The consolidated results for the three months and six months ended April 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2009 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 12,  2010.

NOTE 2	ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedicine Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise”), is considered a Development Stage Company.

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on May 31, 2007 as an investment holding company and was then owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder at the time and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months and six months ended April 30, 2010 and 2009 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4	USE OF ESTIMATES

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

NOTE 5	RELATED PARTY TRANSACTIONS

As of April 30, 2010, the Company owed a stockholder $204,157 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of April 30, 2010, the Company owed two related parties a total of $600,171 which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months and six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) through April 30, 2010 were $15,698, $8,623, $28,529, $13,740 and $69,652 respectively.

As of April 30, 2010, the Company owed $173,244 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $6,673, $7,925, $14,061, $15,981 and $162,789 for the three months and six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) through April 30, 2010 respectively.

NOTE 6	STOCKHOLDERS’ EQUITY

Common stock

On December 19, 2009, the Company issued 23,334 shares of common stock at $1.50 per share for cash in a private placement.

On March 16, 2010, the Company entered into a subscription agreement with an investor for the issue of 136,833 shares of common stock at $1.50 per share for cash. The total subscription amount of $205,250 was received on March 16, 2010 and the 136,833 shares were issued to the investor on May 13, 2010.

NOTE 7	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, FASB issued ASU 2010-13 Compensation-Stock Compensation (Topic 718) Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The guidance should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings for all outstanding awards as of the beginning of the fiscal year in which the amendments are initially applied. Management is currently evaluating the potential impact of ASU 2010-13 on our financial statements.

In March 2010, FASB issued ASU 2010-11 Derivatives and Hedging (Topic 815) Scope Exception Related to Embedded Credit Derivatives (“ASU 2010-11”). ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only one form of embedded credit derivative qualifies for the exemption—one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Management is currently evaluating the potential impact of ASU 2010-11 on our financial statements.

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-9 did not have a material impact on our financial statements.

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

NOTE 8	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $1,938,465 at April 30, 2010 that includes a net loss of $319,220 for the six months ended April 30, 2010.  The Company’s total current liabilities exceeded its total current assets by $1,311,188 and the Company used cash in operations of $231,554. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau, is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications which include orthopedic trauma, sports related medical treatment, or cartilage injuries. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

1.	A notably reduced need for a secondary surgery to remove implant due to post-operative complications, therefore avoiding unnecessary risk and expense on all patient care;

2.	Enhancing the performance of the materials by manufacturing them to be easily fitted to each patient, forming an exact fit;

3.
Improving the biological activity of materials. Clinical trial results have shown that as PA implants degrade, they promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to 'stress shielding';

4.	Reducing the chance of post-operative infection;

5.	Effectively controlling the degeneration speed, so that there will be no complications in treating repeat injuries;

6.	Ease of post-operative care i.e. no distortion during x-ray imaging;

7.	Simple and cost-effective to manufacture.

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire ("PA Binding Wire) are currently being tested in human trials under permit from China's State Food and Drug Administration ("SFDA"). The Company has completed 67 successful PA Screw trial cases, and 57 successful PA Binding Wire trial cases. Upon the completion of these trials the Company has already exceeded China SFDA’s requirement on PA Screw trial. The Company is at its final reviewing stage for PA Screws SFDA application submission. In May 2010, the Company organized an internal panel of independent medical experts who have been advising and assisting the Company on the SFDA application preparation.

The Company anticipates that all documentation preparation for SFDA Provincial Authentication Inspection to be completed in June 2010. The Company intends to submit the application for Authentication Inspection to Guangdong Provincial FDA Office as soon as all documentation is completed and reviewed by our internal panel of experts. Provincial FDA Authentication Inspection is the first step of formal SFDA application process. After the inspection, Provincial FDA Office will submit the official reports to the State FDA (SFDA).

Process of Human Trials

As of April 30, 2010, for medical study and comparison purpose, the Company has completed a total of 79 successful clinical human trial cases, including 67 cases on ankle fractures. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The Company intends to continuously perform clinical trials exceeding the requirement of 60 cases for further medical studies.

The Company anticipates that the PA Screws should receive the SFDA approval by the fourth fiscal quarter of 2010. Furthermore, following the expected SFDA approval, the Company should be earning revenues as early as first quarter of 2011. The Company is also planning to start the SFDA application process for the PA Biding Wires by the end of 2010 subject to fund availability.

Additionally, the Company has signed a cooperative agreement with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under this cooperative agreement, both parties will join efforts in conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment utilizing the Company’s bio-absorbable mini-screws and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin.  We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2010.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires.  Both production lines, at their maximum production capacity, are capable of generating approximately USD $24,000,000 in annual revenue.

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

Marketing and Sales Goals:

1) First quarter of 2011: forecasted revenue of $677,600; Distribution of our product in approximately 50    hospitals immediately following SFDA approval.

2) Second quarter of 2011: forecasted revenue of $931,920; Distribution of our product in approximately 78 hospitals.

3) Third quarter of 2011: forecasted revenue of $1,332,140; Distribution of our product in approximately 126 hospitals.

4) Fourth quarter of 2011: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 356 hospitals and expect to generate total revenues of $8,883,490 in 2011.  In addition, we expected to have positive earning in the third quarter of 2011. We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company's secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. WANG Hui, the Company's CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

China's market for PA devices depends on 3 major conditions:
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

Number of Hospitals in China in year 2008 Statistic and Census report by Ministry of Health of People's Republic of China.

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

TCM Hospital: Traditional Chinese Medicine Hospital
WM Hospital: Western Medicine Hospital
Minority Hospital: The hospitals locate in Autonomous Region (Province) in China

By the end of year 2011, we anticipate that there will be over 356 hospitals carrying our products. By the end of year 2017, we estimate that our products will reach over 1500 hospitals. Based on the estimated sales figures for one single product, PA Screw, the Company's projected annual revenue in 2017 would be $64,800,000.

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

Finance Costs

As of April 30, 2010, a stockholder and two related parties had loaned a total of $804,328 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months and six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) through April 30, 2010 are $15,698, $8,623, $28,529, $13,740 and $69,652 respectively

As of April 30, 2010, the Company owed $563,835 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,673, $7,925, $14,061,$15,981 and $162,789 for the three months and six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) through April 30, 2010, respectively.

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2010	2009	2010	2009	April 30, 2010

Interest paid to directors and a related company	$(6,673)	(7,925)	(14,061)	(15,981)	(162,789)

Net Loss

The net loss for the six months ended April 30, 2010 and 2009 and for the period from September 25, 2002 (inception) through April 30, 2010 are $319,220, $280,018 and $1,938,465 respectively. We do not have any revenue from inception to April 30, 2010 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,311,188 as of April 30, 2010 compared to a working capital deficit of $1,332,845 as of October 31, 2009. Our working capital deficit increased as a result of the fact that we have just completed our PA Screw Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $231,554 in the three months ended April 30, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $4,389 net cash used in investing activities in the three months ended April 30, 2010. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
t cash provided by financing activities in the three months ended April 30, 2010 was $275,019, which represented advances from related parties and proceeds from issuance of 136,833 shares from a private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at April 30, 2010, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

3.	Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) (not part of the codification yet). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is not permitted. This guidance will be codified under FASB ASC Topic 810, “Consolidation” when it becomes effective. The Company does not expect the standard to have any impact on the Company’s financial position.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 16, 2010, the Company entered into a subscription agreement with an investor for the issue of 136,833 shares of common stock at $1.50 per share for cash. The total subscription amount of $205,250 was received on March 16, 2010.

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

June 14, 2010

By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/ Wang Hui
Wang Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer