Form 10-Q/A
period 2010-04-30
Advanced Biomedical Technologies Inc.
filed 2010-06-23
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

AMENDMENT NO. 1
to
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

As of June 11, 2010, there are 55,881,167 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

ADVANCED BIOMEDICAL TECHNOLOGIES INC
FORM 10-Q/A

EXPLANATORY NOTE

Advanced BioMedical Technologies INC (the "Company") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2010 (the "Original Report "), which was originally filed on June 14, 2010, to address the discrepancies on layout and wording found after the filing.  As a result, the Company make the following changes:

•	Restate the date and number of common shares outstanding;

•	Adjust the layout and format for FS table F-3 and F-4;

•	Amend the words contained under Item 2 – Cash Flow;

•	Revise the Recent Accounting Pronouncements under Item 2;

•	Amend the words contained under Item 4 – Evaluation of Disclosure Controls and Procedures.

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events or discoveries.  It also does not affect information contained in the Original Report which was not impacted by these amendments.  Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Report.

This Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

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

As of April 30, 2010, the Company owed $390,591 to a related company on an unsecured basis, repayable on demand and interest free.

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

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $231,554 in the six months ended April 30, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company , and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded $4,389 net cash used in investing activities in the six months ended April 30, 2010. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the six months ended April 30, 2010 was $275,019, which represented advances from related parties and proceeds from issuance of 136,833 shares for private placement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on From 10-Q (the “Evaluation Date”). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

As of the Evaluation Date, we carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that with the additional controls and procedures we have put in place, our disclosure controls and procedures were effective as of the Evaluation Date.

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