Form 10-Q
period 2010-07-30
Advanced Biomedical Technologies Inc.
filed 2010-09-17
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2010

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

As of September 14, 2010, there are 55,981,167 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2009  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended July 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2010.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2010 (unaudited) and October 31, 2009	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended July 31, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through July 31, 2010 (unaudited)
F- 2

Condensed Consolidated Statements of Stockholders’ Deficiency for the period from inception September 25, 2002 through July 31, 2010 (unaudited)	F- 3

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2010 and 2009 (unaudited) and the period from inception September 25, 2002 through July 31, 2010 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F5 – F8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. (“ABMT”)
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,808	$10,606
Other receivables and prepaid expenses	22,550	20,473
Total Current Assets	82,358	31,079

PROPERTY AND EQUIPMENT, NET	53,066	70,088
TOTAL ASSETS	$135,424	$101,167

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$17,673	$30,657
Due to a stockholder	213,989	335,755
Due to directors	171,051	220,894
Due to a related company	393,504	390,459
Due to related parties	704,351	386,159
Total Current Liabilities	1,500,568	1,363,924

COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
ABMT Stockholders’ Deficit
Common stock, $0.00001 par value, 100,000,000 shares authorized and 55,981,167 shares issued and outstanding as of July 31, 2010 and 55,721,000 shares issued and outstanding as of October 31, 2009	560	557
Additional paid-in capital	1,093,583	732,269
Deferred stock compensation	(269,584)	(292,292)
Accumulated deficit during development stage	(2,097,142)	(1,619,245)
Accumulated other comprehensive loss	(92,561)	(84,046)
Total ABMT Stockholders’ Deficit	(1,365,144)	(1,262,757)

Noncontrolling interests	—	—
Total Deficit	(1,365,144)	(1,262,757)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,424	$101,167

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2010	2009	2010	2009	July 31, 2010

OPERATING EXPENSES
General and administrative expenses	$119,820	$97,821	$377,020	$327,941	$1,672,179
Depreciation	7,400	7,393	22,239	23,871	259,044
Research and development (Net of government grant)	9,516	(2,984)	11,356	394	118,703
Total Operating Expenses	136,736	102,230	410,615	352,206	2,049,926

LOSS FROM OPERATIONS	(136,736)	(102,230)	(410,615)	(352,206)	(2,049,926)

OTHER INCOME (EXPENSES)
Other income	139	15	139	15	2,115
Interest income	27	25	63	82	1,561
Interest paid to a stockholder and related parties	(14,907)	(10,277)	(43,436)	(24,017)	(84,559)
Imputed interest	(7,006)	(7,866)	(21,067)	(23,847)	(169,795)
Other expenses	(194)	(184)	(2,981)	(562)	(13,743)
Total Other Expenses, net	(21,941)	(18,287)	(67,282)	(48,329)	(264,421)

LOSS FROM OPERATIONS BEFORE TAXES	(158,677)	(120,517)	(477,897)	(400,535)	(2,314,347)
Income tax expense	—	—	—	—	—
NET LOSS	(158,677)	(120,517)	(477,897)	(400,535)	(2,314,347)
Net loss attributable to noncontrolling interests	—	—	—	—	217,205
NET LOSS ATTRIBUTABLE TO ABMTCOMMON STOCKHOLDERS	(158,677)	(120,517)	(477,897)	(400,535)	(2,097,142)

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive loss	(8,401)	915	(8,515)	(1,043)	(92,561)
Add: foreign currency translation loss attributable to noncontrolling interest	—	—	—	—	—
Foreign currency translation gain attributable to ABMT common stockholders	(8,401)	915	(8,515)	(1,043)	(92,561)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(167,078)	$(119,602)	$(486,412)	$(401,578)	$(2,189,703)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	55,897,471	55,614,000	55,816,945	54,459,080

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock				Accumulated	Accumulated
			Additional	Deferred	deficit during	other
	Number		Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	$275,002	$—	$—	$—	$217,205	$492,712

Net loss for the period	—	—	—	—	(40,343)	—	(17,290)	(57,633)

Foreign currency translation loss	—	—	—	—	—	(225)	10	(215)

Comprehensive loss	—	—	—	—	—	—	—	(57,848)

Balance at December 31, 2003	50,510,000	505	275,002	—	(40,343)	(225)	199,925	434,864

Net loss for the year	—	—	—	—	(65,960)	—	(28,269)	(94,229)

Foreign currency translation loss	—	—	—	—	—	(357)	2	(355)

Comprehensive loss	—	—	—	—	—	—	—	(94,584)

Balance at December 31, 2004	50,510,000	505	275,002	—	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	—	—	23,103	—	—	—	—	23,103

Net loss for the year	—	—	—	—	(357,863)	—	(153,370)	(511,233)

Foreign currency translation loss	—	—	—	—	—	(12,290)	2,064	(10,226)

Comprehensive loss	—	—	—	—	—	—	—	(521,459)

Balance at December 31, 2005	50,510,000	505	298,105	—	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	—	—	27,184	—	—	—	—	27,184

Net loss for the year	—	—	—	—	(172,738)	—	(18,276)	(191,014)

Foreign currency translation loss	—	—	—	—	—	(6,084)	(2,076)	(8,160)

Comprehensive loss	—	—	—	—	—	—	—	(199,174)

Balance at December 31, 2006	50,510,000	505	325,289	—	(636,904)	(18,956)	—	(330,066)

Imputed interest on advances from a stockholder, related company and related party	—	—	39,021	—	—	—	—	39,021

Net loss for the year	—	—	—	—	(196,871)	—	—	(196,871)

Foreign currency translation loss	—	—	—	—	—	(27,401)	—	(27,401)

Comprehensive loss	—	—	—	—	—	—	—	(224,272)

Balance at December 31, 2007	50,510,000	505	364,310	—	(833,775)	(46,357)	—	(515,317)

Imputed interest on advances from a stockholder and related company	—	—	27,764	—	—	—	—	27,764

Net loss for the period	—	—	—	—	(227,038)	—	—	(227,038)

Foreign currency translation loss	—	—	—	—	—	(35,833)	—	(35,833)

Comprehensive loss	—	—	—	—	—	—	—	(262,871)

Balance at October 31,2008	50,510,000	505	392,074	—	(1,060,813)	(82,190)	—	(750,424)

Recapitalization	5,104,000	51	(51)	—	—	—	—	—

Stock issued for services ($3.05 per share)	100,000	1	304,999	(292,292)	—	—	—	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	—	5,750	—	—	—	—	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	—	2,300	—	—	—	—	2,300

Contributed capital	—	—	26,950	—	—	—	—	26,950

Distributed to the stockholders	—	—	(31,409)	—	—	—	—	(31,409)

Imputed Interest on advances from a stockholder and related company	—	—	31,656	—	—	—	—	31,656

Net loss for the year	—	—	—	—	(558,432)	—	—	(558,432)

Foreign currency translation loss	—	—	—	—	—	(1,856)	—	(1,856)

Comprehensive loss	—	—	—	—	—	—	—	(560,288)
Balance at October 31, 2009	55,721,000	557	732,269	(292,292)	(1,619,245)	(84,046)	—	(1,262,757)

Stock issued for services	—	—	—	114,375	—	—	—	114,375

Stock issued for cash in private placement ($1.5 per share)	6,667	—	10,000	—	—	—	—	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	—	25,000	—	—	—	—	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	205,248	—	—	—	—	205,250

Stock issued for services ($1.00 per share)	100,000	1	99,999	(91,667)	—	—	—	8,333

Imputed interest on advances from a stockholder and related company	—	—	21,067	—	—	—	—	21,067

Net loss for the period	—	—	—	—	(477,897)	—	—	(477,897)

Foreign currency translation loss	—	—	—	—	—	(8,515)	—	(8,515)

Comprehensive loss	—	—	—	—	—	—	—	(486,412)
Balance at April 30, 2010	55,981,167	560	1,093,583	(269,584)	(2,097,142)	(92,561)	—	(1,365,144)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended		September 25, 2002
	July 31,		(inception) through
	2010	2009	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(477,897)	$(400,535)	$(2,097,142)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,239	23,871	259,044
Stock issued for services	122,708	—	135,416
Noncontrolling interests	—	—	(217,205)
Imputed interest	21,067	23,847	169,795
Changes in operating assets and liabilities (Increase) decrease in:
Other receivables and prepaid expenses	(1,995)	(8,971)	(22,550)
Increase (decrease) in:
Other payables and accrued expenses	(13,028)	6,798	17,673
Net cash used in operating activities	(326,906)	(354,990)	(1,754,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,866)	(20,400)	(312,110)
Due from a related party	—	—	—
Due from stockholders	—	—	—
Due from a noncontrolling stockholder of a subsidiary	—	(765)	—
Net cash used in investing activities	(4,866)	(21,165)	(312,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—	505
Proceeds from issuance of shares	240,250	—	248,300
Contribution by stockholders	—	—	519,157
Distributed to stockholders	—	(31,408)	(31,409)
Due to a noncontrolling stockholder of a subsidiary	—	(3,126)	—
Due to a stockholder	(121,566)	245,284	213,989
Due to directors	(51,220)	(13,823)	171,051
Due to a related company	—	—	393,504
Due to related parties	313,198	171,032	704,351
Net cash provided by financing activities	380,662	367,959	2,219,448

EFFECT ON EXCHANGE RATES ON CASH	313	(12,531)	(92,561)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	49,202	(20,727)	59,808

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,606	78,876	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,808	$58,149	$59,808

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial position as of July 31, 2010, the consolidated results of operations for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) to July 31, 2010 and consolidated statements of cash flows for the nine months ended  July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) to July 31, 2010. The consolidated results for the three months and nine months ended July 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2010. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2009 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 12,  2010.

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months and nine months ended July 31, 2010 and 2009 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

NOTE 5     RELATED PARTY TRANSACTIONS

As of July 31, 2010, the Company owed a stockholder $213,989 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of July 31, 2010, the Company owed two related parties a total of $704,351, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010 were $14,907, $10,277, $43,436, $24,017 and $84,559 respectively.

As of July 31, 2010, the Company owed $171,051 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of July 31, 2010, the Company owed $393,504 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $7,006, $7,866, $21,067, $23,847 and $169,795 for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010 respectively.

NOTE 6      STOCKHOLDERS’ EQUITY

Common stock

On October 1, 2009, the Company issued 100,000 shares of restricted common stock at $3.05 for the advisory services under a service agreement. The shares were valued at the closing price on the date of grant, yielding an aggregate fair value of total $305,000. As of July 31, 2010, the Company recognized $127,083 of consultant fees in general and administrative expenses and recorded deferred stock compensation of $177,917 as of July 31, 2010 for these services. Accordingly, the Company recorded $38,125, $0, $114,375, $0 and $127,083 of consultant fees in general and administrative expenses for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010 respectively.

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

On July 17, 2010, the Company issued 100,000 shares of restricted common stock at $1.00 to the Chief Medical Advisor for his advisory services. The shares were valued at the closing price on the date of grant, yielding an aggregate fair value of total $100,000. As of July 31, 2010, the Company recognized $8,333 of consultant fees in general and administrative expenses and recorded deferred stock compensation of $91,667 as of July 31, 2010 for these services.

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

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-9 did not have a material impact on our financial statements.

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

NOTE 8      GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $2,097,142 at July 31, 2010 that includes a net loss of $477,897 for the nine months ended July 31, 2010.  As at July 31, 2010, the Company’s total current liabilities exceeded its total current assets by $1,418,210 and the Company used cash in operations of $326,906 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”). The Company has completed 71 successful PA Screw trial cases, and 57 successful PA Binding Wire trial cases. Upon the completion of these trials the Company has already exceeded China SFDA’s requirement on clinical trial. The Company is at its final reviewing stage for PA Screws SFDA application submission. In May 2010, the Company organized an internal panel of independent medical experts who have been advising and assisting the Company on the SFDA application preparation.

The Company is preparing documentation for SFDA Provincial Authentication Inspection. Once this is completed, the Company will submit the application for Authentication Inspection to Guangdong Provincial FDA Office. Provincial FDA Authentication Inspection is the first step of formal SFDA application process. After the inspection, Provincial FDA Office will submit the official reports to the State FDA (SFDA).

Process of Human Trials

As of July 31, 2010, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Amended SFDA regulations, unlike previous regulations, require the applicant to specify the position on the body where the clinical trial is carried out. Our SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The Company intends to continuously perform clinical trials exceeding the requirement of 60 cases for further medical studies. Four cases were successfully completed during the period ending July 31, 2010.

The Company anticipates that the PA Screws should receive the SFDA approval by the fourth fiscal quarter of 2010 at the earliest. The Company will start marketing and generate revenues after the SFDA approval. The Company is also planning to start the SFDA application process for the PA Binding Wires once funding becomes available.

The Company has been conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment in cooperation with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under the cooperative agreement, both parties will join efforts in utilizing the Company’s bio-absorbable mini-screws and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin.  We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2010.

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

Marketing and Sales Goals:

1) Second quarter of 2011: forecasted revenue of $677,600; Distribution of our product in approximately 50 hospitals immediately following SFDA approval.

2) Third quarter of 2011: forecasted revenue of $931,920; Distribution of our product in approximately 78 hospitals.

3) Fourth quarter of 2011: forecasted revenue of $1,332,140; Distribution of our product in approximately 126 hospitals.

4) First quarter of 2012: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 356 hospitals and expect to generate total revenues of $8,883,490 in 2011.  In addition, we expected to have positive earning in the fourth quarter of 2011. We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company’s secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market.

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. WANG Hui, the Company’s CEO, has over 20 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

Finance Costs

As of July 31, 2010, a stockholder and two related parties had loaned a total of $918,340 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010 are $14,907, $10,277, $43,436, 24,017 and $84,559 respectively

As of July 31, 2010, the Company owed $564,555 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $7,006, $7,866, $21,067, $23,847 and $169,795 for the three months and nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010, respectively.

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2010	2009	2010	2009	July 31, 2010
Interest paid to directors and a related company	$(7,006)	(7,866)	(21,067)	(23,847)	(169,795)

Net Loss

The net loss for the nine months ended July 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through July 31, 2010 are $477,897, $400,535 and $2,097,142 respectively. We do not have any revenue from inception to July 31, 2010 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,418,210 as of July 31, 2010 compared to a working capital deficit of $1,332,845 as of October 31, 2009. Our working capital deficit increased as a result of the fact that we have just completed our PA Screw Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities.

Net cash used in operating activities was $326,906 in the nine months ended July 31, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.

We recorded $4,866 net cash used in investing activities in the nine months ended July 31, 2010. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities in the nine months ended July 31, 2010 was $380,662, which represented advances from related parties and proceeds from issuance of 160,167 shares for private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at July 31, 2010, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The adoption of ASU 2010-9 did not have a material impact on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on From 10-Q (the “Evaluation Date”). Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our certifying officers have concluded that our disclosure controls and procedures require additional diligence to be considered effective in reaching that level of assurance.

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

September 16, 2010

By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

BY: /s/ Chi Ming YU
Chi Ming YU, President and Director

BY: /s/ Wang Hui
Wang Hui, Director and Chief Executive Officer

BY: /s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer