Form 10-K
period 2010-10-31
Advanced Biomedical Technologies Inc.
filed 2011-02-15
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☒
There was no active public trading market as of the last business day of the Company’s year-end.

As of February 11, 2011, there are 56,374,850 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve assumptions, and describe our future plans, strategies, and expectations.  Such statements are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words of other variations on these words or comparable terminology.  These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our products, our potential profitability, and cash flows (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under "Item 1. Business" and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," as well as in this Annual Report on Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors as described in this Annual Report on Form 10-K generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report on Form 10-K will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to ensure that the required statements, in light of the circumstances under which they are made, are not misleading.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

All references in this Annual Report on Form 10-K to the terms “we”, “our”, “us”, and “the Company” refer to Advanced BioMedical Technologies Inc.

ITEM 1.      BUSINESS

Organizational History

We were incorporated in the State of Nevada on September 12, 2006. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 311 S Division Street, Carson City, Nevada 89703, and our business office is located at 18 Lake Ridge Drive, Middletown, NY 10940.  We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

Prior to December 31, 2008 the Company had only nominal operations and assets.

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

As a result of the Share Exchange Agreement and the Affiliate Agreement, Masterise became the Company’s direct wholly-owned subsidiary. Masterise owns seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua. Following our acquisition of Masterise as described above, as set forth in the following diagram, Masterise became our direct, wholly-owned subsidiary and Shenzhen Changhua remains a subsidiary of Masterise.

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

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices: Screws, Rods, Binding Wires, Mini-Screws and Suture Anchors. Our PA Screws have completed clinical trials and are pending approval by the State Food and Drug Administration of China (“SFDA”); Our PA Binding Wires are under clinical trials; Our PA Mini-Screws are under animal test.

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

The second generation fracture fixation material:
The second generation bone-fracture-fixed components are made of degradable macromolecule material, such as PLLA, PGA and PDS, etc.  The disadvantage of these components is rapid self-degeneration in early stages after the initial implant.  For example, the strength of SR-PLLA decreases to 10-20Mpa after 4 weeks of implantation.  Therefore, the second generation bone-fracture-fixed components can be only used to treat substantial spongiosa bone fractures.

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

Product Development
Our company chose the biodegradable screw as the starting point.  In order to replace the wildly used metal material, the new materials must meet bio-consistency and mechanics-consistency requirements. Furthermore, they must also meet certain requirements in terms of bio-activities, degradability and controllable degrading speed. Although many macromolecule materials are degradable inside human body, only a few of them have the physical characters required for fracture fixation.

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

Product Analysis

1.
Our Company is researching and currently developing the capability of manufacturing several different kinds of human implant products including Artificial Lumber Disc, Mini-Screws, Suture Anchors and other PA products. Currently the company has two production lines certified by the GMP regulations.

2. Our Company is constantly analyzing the market needs to develop suitable products. One of the company’s products is currently pending SFDA approval and two products are under clinical tests.

Overview of PA Devices and Market in China and Worldwide

The demand for medical device equipment has rapidly increased during the last decade. Total market sales have increased more than 15% each year.  There are in excess of 5 million cases of bone fractures in the world every year, among which there are over 1 million cases in China.  The figures show that about 4 million bone bolts/screws are needed each year. Between 2005 and 2009, the total world-wide sales of clinical equipments and materials are over 2 trillion USD, and more than 50% of the sales are related to bio-materials.

Goal for The Company through year 2011-2017 (*)
(All figures are estimates based on two products)

PA Screw	Achieved by year 2011	Achieved by year 2013	Achieved by year 2017
Access Hospitals:	50	522	1500
Avg. Monthly consumption/Per Hospital:	18	30	30
Months:	12	12	12
Gross turnover per year:	US$665,280	US$25,671,420	US$64,800,000

PA Wire	Achieved by year 2011	Achieved by year 2013	Achieved by year 2017
Access Hospitals:	0	522	1500
Avg. Monthly consumption/Per Hospital:	0	5	10
Months:	12	12	12
Gross turnover per year:	$ US0.00	US$1,487,610	US$9,000,000

Total:	US$665,280	US$27,159,030	US$73,800,000

* The projected gross turnover figures in this table are based on fund availability to the company for the past two years. We expect a much higher growth rate when adequate funds become available.

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

Competitive Factors

Our Company is the only patent holder of PA technologies in China and we are the only company who is carrying out Clinical Trials on PA products. There are currently no similar products competing in the market.

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

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company qualified and permitted to take clinical trials by China
-	SFDA
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the SFDA permit on Clinical Trials.
-	Under existing regulation by SFDA, it will take at least 3-5 years to complete clinical trials for a new product similar to the Company’s PA Screw, which has finished all required clinical trials.

Intellectual Property

The Company has been granted one patent for its material by the Chinese Intellectual Property Rights Bureau: Patent no. ZL97119073.9, PRC. This patent also protects the use and manufacturing process of  the material.

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

Employees
As of October 31, 2010, we had 16 employees, with 9 employees in R&D and Clinical, Regulatory, including 4 part-time employees, 5 employees in General and Administrative, 2 employees in Accounting including 1 part-time employee. There are no employees in sales, marketing, and manufacture because we are in the clinical trial stage.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

The company’s facilities are located at Block A, Long Cheng Te Fa Industrial park, Long Gang, Shenzhen, China.

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

Insurance

While we are carrying out the Clinical Trials, we do not have any Product Liability Insurance coverage for the use of our proposed products.  We intend to obtain Product Liability Insurance coverage for commercial sale of our products in due course.

Government Regulations

Our primary target market is the medical community of the Peoples Republic of China (PRC).  Medical devices manufactured by the Company in China are subject to regulation by the State Food and Drug Administration (“SFDA”) of PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The Company’s production facilities are fully compliant with GMP requirements.  While the Company has not yet received SFDA approval for its products, we expect to obtain SFDA approval in the third fiscal quarter of 2011. We are in progress of achieving this goal.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.      PROPERTIES

None.

ITEM 3.      LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4.      REMOVED AND RESERVED

 ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Our company's securities are traded on the Over-The-Counter Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) under the symbol “ABMT”.

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 08-01-10 to 10-31-10	$1.00	$0.06
Third Quarter 05-01-10 to 07-31-10	$3.00	$3.00
Second Quarter 02-01-10 to 04-30-10	$3.00	$3.00
First Quarter 11-01-09 to 01-31-10	$3.10	$3.00

Fiscal Quarter	High Bid	Low Bid
2009
Fourth Quarter 08-01-09 to 10-31-09	$3.00	$3.00
Third Quarter 05-01-09 to 07-31-09	$3.00	$3.00
Second Quarter 02-01-09 to 04-30-09	$3.00	$3.00
First Quarter 11-01-08 to 01-31-09	$3.00	$3.00

Shareholders

At October 31, 2010, we had 34 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Overview
The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The company's lack of funds in new R&D, especially in clinical testing;
2.	The company's lack of funds in new equipment and the utilization of the production process after SFDA approval;
3.	The Company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The company needs funding for marketing and network build-up;
5.
The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval;

6.
While the company currently holds a patent originating in China, the patent does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. Additionally, all machinery used to manufacture our products is protected by Chinese patents.

The Company is subject to a number of risks similar to other companies in the medical device industry. These risks include rapid technological change, uncertainty of market acceptance of our products, uncertainty of regulatory approval, competition from substitute products from larger companies, the need to obtain additional financing, compliance with government regulations, protection of proprietary technology, product liability, and the dependence on key individuals.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Our Business
We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau, is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications, which include orthopedic trauma, sports related medical treatment, or cartilage injuries. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers, which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire ("PA Binding Wire) are currently being tested in human trials under permit from China's State Food and Drug Administration ("SFDA"). As of October 31, 2010, the Company completed 71 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China SFDA’s requirement on PA Screw trial, the Company is in the final preparation to apply for the China's SFDA's approval.

Completion of Clinical Trials for PA Screws

As of October 31, 2010, for medical study and comparison purpose, the company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. The clinical trials for the company’s PA Screws have been completed with 100 percent success rate.

SFDA Application Process for PA Screws

The company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2010, we have completed all additional clinical trials required by the SFDA. The company’s SFDA application process will be resumed once the additional and supplementary reports are submitted to the SFDA. We expect the final SFDA approval by the third fiscal quarter of 2011.

Furthermore, we anticipate  that following the SFDA final approval; the company should be earning revenues as early as the fourth quarter of 2011. The company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2011 provided sufficient funding is in place.

Clinical Trials on Other Products
Currently, we have been conducting clinical trials for PA Binding Wires at the 6 state level hospitals authorized by the SFDA in cities throughout China, including Nanchang, Changsha, Luoyang, Nanning and Tianjin.

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

Under the SFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the SFDA to reasonably assure their safety and efficacy. Under the SFDA's regulations, class I devices are subject to general controls [for example, labeling and adherence to Good Manufacturing Practices ("GMP") requirements] and class II devices are subject to general and special controls. Generally, class III devices are those, which must receive premarket approval by the SFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current SFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

Before a new device can be introduced into the market in China, the manufacturer generally must obtain SFDA marketing clearance through clinical trials. Since the company is classified as a manufacturer of Class III medical devices, the company must carry out all clinical trials in pre-selected SFDA approved hospitals.

Manufacturers of medical devices for marketing in China are required to adhere to GMP requirements. Enforcement of GMP requirements has increased significantly in the last several years and the SFDA has publicly stated that compliance will be more strictly scrutinized. From time to time the SFDA has made changes to the GMP and other requirements that increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the company's business, financial condition and results of operations. There can be no assurance that the company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the company's business, financial condition and results of operations.

Regulations regarding the development, manufacturing and sale of the company's products are subject to change. The company cannot predict the impact, if any, that such changes might have on its business, financial condition and results of operations.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2010.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China, which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires. Both production lines, at their maximum production capacities are capable of generating approximately $30,000,000 in annual revenue.

Estimate current production lines in full capacity
	Output Quantity (Max.)		Price at ex-factory (US$)	Total Turnover (US$)
PA Screw	100,000	(piece)	180	18,000,000
PA Binding Wire	240,000	(pack)	50	12,000,000
			Total:	30,000,000

The Company will market its products through a hybrid sales force comprised of a managed network of independent regional distributors/sales agents (80%) and direct sales representatives (20%) in China.

There are two ways the company will generate revenue, 1) through our nationwide and regional distributors and 2) through our direct sales channels.

Marketing and Sales Goals

1) Fourth quarter of 2011: forecasted revenue of $665,280; Distribution of our product in approximately 50 hospitals immediately following SFDA approval.

2) First quarter of 2012: forecasted revenue of $914,980; Distribution of our product in approximately 78 hospitals.

3) Second quarter of 2012: forecasted revenue of $1,307,920; Distribution of our product in approximately 126 hospitals.

4) Fourth quarter of 2012: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

In general, we estimate that the Company will distribute product to a total of 50 hospitals and expect to generate total revenues of $665,280 in the year 2011 and $8,842,330 in the year 2012. We also expect a continuous increase of affiliated hospitals and anticipate large increases in revenue due to marketing results of the PA Screw in China and the utilization of the Company's secured funding to bring the remaining family of self-reinforced, re-absorbable PA products to market. Our marketing and sales goals are based on fund availability for the past two years. We expect to achieve a much higher growth rate in terms of number of affiliated hospitals and revenue when adequate funds become available.

China's Marketing Analysis and Sales Strategy

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
- We are the only company qualified and permitted to perform PA clinical trials by SFDA
- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the SFDA permit on clinical trials.
- Under existing regulations by SFDA, it will take at least 3-5 years for clinical trials.

Number of Hospitals in China in year 2009 Statistic and Census report by Ministry of Health of People's Republic of China.

Statistic and Census report by Ministry of Health of People's Republic of China.
(Year 2009)
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
TCM Hospital: Traditional Chinese Medicine Hospital
WM Hospital: Western Medicine Hospital
Minority Hospital: The hospitals locate in Autonomous Region (Province) in China

By the end of year 2011, we anticipate that there will be over 50 hospitals carrying our products, and by the end of year 2017, we estimate that our products will reach over 1500 hospitals. Based on the estimated sales figures for one single product, PA Screw, the Company's projected annual revenue in 2017 would be $64,800,000.

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2010, October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 was $11,686, $10,313 and $119,033 respectively.

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

Finance Costs

As of October 31, 2010 and 2009, the Company owed $217,951and $335,755 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.
As of October 31, 2010 and 2009, the Company owed $788,400 and $386,159 to two related parties which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the year ended October 31, 2010 and October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 are $59,272, $35,570 and $100,395 respectively.

As of October 31, 2010 and October 31, 2009, the Company owed $158,941 and $220,894 respectively to three directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2010 and October 31, 2009, the Company owed $400,192 and $390,459 respectively to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $28,356, $31,656 and $177,084 for the year ended October 31, 2010 and the year ended October 31, 2009 and the period from September 25, 2002 (inception) through October 31, 2010 respectively.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2010 and 2009. ABMT has net operating loss carry forwards for income taxes amounting to approximately 261,232 and 83,791 as of October 31, 2010 and 2009 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2010 and 2009 was $261,232  and $83,791 respectively. The net change in the valuation allowance for 2010 was an increase of $177,441.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it is waiting for SFDA approval and it has incurred losses.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $2,436,044 at October 31, 2010 that includes a net loss of $816,799 for the year ended October 31, 2010. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2010 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,539,958 at October 31, 2010 compared to a working capital deficit of $1,332,845 as of October 31, 2009. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $408,410 in the year ended October 31, 2010. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities
We recorded $5,638 net cash used in investing activities in the year ended October 31, 2010. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the year ended October 31, 2010 was $441,325, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements
Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2010, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $$2,436,044 as of October 31, 2010 that includes a net loss of $816,799 for the year ended October 31, 2010.  The Company’s total current liabilities exceed its total current assets by $1,539,958 and the Company used cash in operations of $408,410.

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

During the year ended October 31, 2010, loans from Company's Stockholders, three directors, a related company and two related parties totaling $1,565,484 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2010

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages
Reports of Independent Registered Public Accounting Firm	F1-F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Loss	F4

Consolidated Statements of Stockholders’ Deficiency	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7 - F13

Registered with Public Company Accounting Oversight Board

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Advanced Biomedical Technologies, Inc

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2010 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended October 31, 2010 and the period September 25, 2002 (Inception) through October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2010, the results of its operations and its cash flows for the year ended October 31, 2010 and the period September 25, 2002 (Inception) through October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company had a net loss of $816,799, an accumulated deficit of $2,436,044 and a working capital deficiency of $1,539,958 and used cash in operations of $408,410. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

Date:  January 17, 2011

F1

Jimmy C.H. Cheung & Co Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Advanced Biomedical Technologies, Inc

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended October 31, 2009 and the period September 25, 2002 (Inception) through October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc and subsidiaries (a development stage company), as of October 31, 2009, and the results of its operations and its cash flows for the year ended and October 31, 2009 and the period September 25, 2002 (Inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company had a net loss of $558,432, an accumulated deficit of $1,619,245 and a working capital deficiency of $1,332,845 and used cash in operations of $491,246. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jimmy C.H. Cheung & Co

JIMMY C. H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: January 15, 2010

304 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong
Tel:  (852) 25295500   Fax:  (852) 28651067   Email: jimmy.cheung@jchcheungco.hk
Website:  www.jchcheungco.hk

F2

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,
	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$38,614	$10,606
Other receivables and prepaid expenses	12,623	20,473
Total Current Assets	51,237	31,079

PROPERTY AND EQUIPMENT, NET	49,461	70,088
TOTAL ASSETS	$100,698	$101,167

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$25,711	$30,657
Due to a stockholder	217,951	335,755
Due to directors	158,941	220,894
Due to a related company	400,192	390,459
Due to related parties	788,400	386,159
Total Current Liabilities	1,591,195	1,363,924

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,144,850 and 55,721,000 shares
issued and outstanding as of October 31, 2010 and 2009	562	557
Common stock, 230,000 shares to be issued	2	-
Stock subscription receivable	(230,000	-
Additional paid-in capital	1,494,551	732,269
Deferred stock compensation	(206,459	(292,292)
Accumulated deficit during development stage	(2,436,044	(1,619,245)
Accumulated other comprehensive loss	(113,109	(84,046)
Total ABMT Stockholders' Deficit	(1,490,497	(1,262,757)

Noncontrolling interests	-	-
Total Deficit	(1,490,497	(1,262,757)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100,698	$101,167

The accompanying notes are an integral part of these consolidated financial statements

F3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		September 25, 2002
	October 31,		(Inception) through
	2010	2009	October 31, 2010

OPERATING EXPENSES
General and administrative expenses	$687,210	$448,944	$1,982,369
Depreciation	22,096	31,382	258,901
Research and development (Net of
government grant)	11,686	10,313	119,033
Total Operating Expenses	720,992	490,639	2,360,303

LOSS FROM OPERATIONS	(720,992)	(490,639)	(2,360,303)

OTHER INCOME (EXPENSES)
Other income	140	15	2,116
Interest income	103	96	1,601
Interest paid to a stockholder
and related parties	(59,272)	(35,570)	(100,395)
Imputed interest	(28,356)	(31,656)	(177,084)
Other expenses	(8,422)	(678)	(19,184)
Total Other Expenses, net	(95,807)	(67,793)	(292,946)

LOSS FROM OPERATIONS BEFORE TAXES	(816,799)	(558,432)	(2,653,249)
Income tax expense	-	-	-
NET LOSS	(816,799)	(558,432)	(2,653,249)
Net loss attributable to noncontrolling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(816,799)	(558,432)	(2,436,044)

OTHER COMPREHENSIVE INCOME (LOSS)
Total other comprehensive loss	(29,063)	(1,856)	(113,109)
Add: foreign currency translation loss
attributable to noncontrolling interest	-	-	-
Foreign currency translation loss
attributable to ABMT common stockholders	(29,063)	(1,856)	(113,109)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(845,862)	$(560,288)	$(2,549,153)

Net loss per share-basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	55,864,524	54,758,489

The accompanying notes are an integral part of these consolidated financial statements

F4

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

								Accumulated	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	other
	Number		Number of		subscriptions	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	Shares	Amount	receivable	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder,
related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder
and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1 per share)	-	-	230,000	2	(230,000	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516				349,516

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)
Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

The accompanying notes are an integral part of these consolidated financial statements

F5

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended		September 25, 2002
	October 31,		(inception) through
	2010	2009	October 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(816,799)	$(558,432)	$(2,436,044)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	22,096	31,382	261,370
Loss on disposal of fixed assets	5,328	-	5,328
Stock issued for services	349,516	12,708	362,224
Noncontrolling interests	-	-	(217,205)
Imputed interest	28,356	31,656	177,084
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	8,145	(12,296)	(12,623)
Increase (decrease) in:
Other payables and accrued expenses	(5,052)	3,736	25,711
Net cash used in operating activities	(408,410)	(491,246)	(1,834,155)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,638)	(20,590)	(316,159)
Net cash used in investing activities	(5,638)	(20,590)	(316,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	240,250	8,050	248,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	(4,459)	(31,409)
Due to a noncontrolling stockholder of a subsidiary	-	(3,127)	-
Due to a stockholder	(117,793)	250,571	217,951
Due to directors	(66,051)	(31,302)	158,941
Due to a related company	-	-	400,192
Due to related parties	384,919	224,093	788,400
Net cash provided by financing activities	441,325	443,826	2,302,037

EFFECT ON EXCHANGE RATES ON CASH	731	(260)	(113,109)

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	28,008	(68,270)	38,614

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,606	78,876	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,614	$10,606	$38,614

The accompanying notes are an integral part of these consolidated financial statements

F6

ADVANCED BIOMEDICAL TECHNOLOGIES, INC
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization

Advanced Biomedical Technologies, Inc (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006 .

Shenzhen Changhua Biomedical Engineering Co.,Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”, is considered a Development Stage Company.

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on 31 May, 2007 as an investment holding company. Masterise is owned as to 63% by the spouse of Shenzhen Changhua’s 70% majority stockholder and 37% by a third party corporation.

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua are under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the years ended October 31, 2010, October 31, 2009, ten months ended October 31, 2008 and years ended December 31, 2007 and 2006 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

On March13, 2009, the name of the Company was changed from Geostar Mineral Corporation to Advanced Biomedical Technologies, Inc.

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

F7

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

 All significant inter-company balances and transactions have been eliminated in consolidation.

(C)	Use of estimates

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

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2010 and 2009, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC.  Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(E)	Property and equipment

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

(F)	Long-lived assets

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

(G)	Fair value of financial instruments

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

(H)	Government grant

Government grant represents a subsidy from the local government and is unconditional. The Company recognizes the grant upon receipt from the local government and is accounted for as an offset to research and development expenses.

(I)	Income taxes

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

F8

(J)	Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2010, October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 was $11,686, $10,313 and $119,033 respectively.

(K)	Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31,2010	October 31, 2009
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7524=RMB6.6718	US$1=HK$7.7504=RMB6.8381
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.76739=RMB6.80784	US$1=HK$7.75203=RMB6.84402

The translation loss recorded for the year ended October 31, 2010 and the year ended October 31 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 was $29,063, $1,856 and $113,109 respectively.

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

(L)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain (loss) in the statements of operations and stockholders’ equity. Other comprehensive loss for the year ended October 31, 2010 and the year ended October 31 2009 and for the period  from September 25, 2002 (inception) through October 31, 2010, was $29,063, $1,856 and $113,109 respectively

(M)	Earnings per share

Basic earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year.  Diluted income per share is computed similar

F9

to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2010 and 2009.

(N)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(O)	Recent Accounting Pronouncements

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

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2010 and 2009:

F10

	October 31,
	2010	2009

Plant and machinery	$155,201	$147,040
Motor vehicles	41,323	48,115
Office equipment	25,029	23,356
Office improvements	120,418	117,490
	341,971	336,001
Less: accumulated depreciation	292,510	265,913

Property and equipment, net	$49,461	$70,088

Depreciation expense for the year ended October 31, 2010, October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 was $22,096, $31,382 and $258,901 respectively.

3.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at October 31, 2010 and 2009 consisted of the following:

	October 31,
	2010	2009

Other payables	$21,619	$4,855
Accrued liabilities	4,092	25,802
	$25,711	$30,657

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2010 and 2009, the Company owed $217,951 and $335,755 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2010 and 2009, the Company owed $788,400 and $386,159 to two related parties which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 were $59,272, $35,570 and $100,395 respectively.

As of October 31, 2010 and 2009, the Company owed $158,941 and $220,894 respectively to three directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2010 and 2009, the Company owed $400,192 and $390,459 respectively to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $28,356, $31,656 and $177,084 for the years ended October 31, 2010 and 2009 and the period from September 25, 2002 (inception) through October 31, 2010 respectively.

On October 26, 2010, the Company issued 150,000 shares of restricted common stock at $1 to a director for advisory services. The shares were valued at the recent cash offering price of $1, yielding an aggregate fair value of $150,000.

5	STOCKHOLDERS’ DEFICIENCY

Common stock

On December 31, 2008, ABMT consummated a Share Exchange Agreement (“the Exchange Agreement”) with the stockholders of Masterise pursuant to which ABMT issued 50,000 shares of Common Stock to the stockholders of Masterise for 100% equity interest in Masterise.

F11

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

On December 19, 2009, the Company issued 23,334 shares of common stock at $1.5 for cash in a private placement.

On March 16, 2010, the Company entered into a subscription agreement with an investor for the issue of 136,833 shares of common stock at $1.5 per share for cash. The total subscription amount of $205,250 was received on March 16, 2010 and the 136,833 shares were issued to the investor on May 13, 2010.

On July 17, 2010, the Company issued 100,000 shares of restricted common stock at $1 to the Chief Medical Advisor for his advisory services. The shares were valued at the closing price on the date of grant, yielding an aggregate fair value of $100,000.

On September 30, 2010, the Company issued 13,683 shares of restricted common stock at $1 for advisory services. The shares were valued at the recent cash offering price, yielding an aggregate fair value of $13,683.

On October 26, 2010, the Company issued 150,000 shares of restricted common stock at $1 to a director for advisory services. The shares were valued at the recent cash offering price, yielding an aggregate fair value of $150,000.

On October 28, 2010, the Company issued 230,000 shares of common stock at $1 for cash in a private placement.

For the years ended October 31, 2010 and 2009 and for the period from September 25, 2002 (inception) through October 31, 2010, the Company recognized $349,516, $12,708 and $362,224 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $206,459 and $292,292 as of October 31, 2010 and 2009 for these services.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits was $7,304, $7,773 and $22,866 for the years ended October 31, 2010 and 2009 and for the period  from September 25, 2002 (inception) through October 31, 2010 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

F12

(B)	Lease commitments

The Company leased office space from a third party under an operating lease at monthly rental of $1,734 subject to an annual increase of 5% in each year. The lease expires on July 20, 2014.

As of October 31, 2010, the Company had outstanding commitments with respect to the above operating lease, which are due as follows:

2011	$22,121
2012	23,227
2013	24,388
2014	19,085
Total	$88,821

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2010 and 2009. ABMT has net operating loss carry forwards for income taxes amounting to approximately 261,232 and 83,791 as of October 31, 2010 and 2009 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2010 and 2009 was $261,232 and $83,791 respectively. The net change in the valuation allowance for 2010 was an increase of $177,441.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC.  The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it has incurred losses. The losses cannot be carried forward as Shenzhen Changhua has not yet commenced operation.

8.	CONCENTRATIONS AND RISKS

During 2010 and 2009, 96%, 4%, 74% and 26% of the Company’s assets were located in the PRC and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,436,044 as of October 31, 2010 that includes a net loss of $816,799 for the year ended October 31, 2010.  The Company’s total current liabilities exceed its total current assets by $1,539,958 and the Company used cash in operations of $408,410. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
The Company was notified that, effective January 29, 2010, the US Audit Practice of Jimmy CH Cheung & Co, the Company’s independent registered public accounting firm (“JCHC”), merged with Baker Tilly Hong Kong Limited (“BTHK”).  On March 10, 2010, JCHC resigned as the independent registered public accounting firm of the Company and with the approval of the Company’s Board of Directors, BTHK was engaged as the Company’s independent registered public accounting firm.

The audit reports of JCHC on the financial statements of the Company as of and for the years ended October 31, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  However, the Registrant’s audited financial statements as of October 31, 2009 and 2008 contained a paragraph expressing substantial doubt as to our ability to continue as a going concern.

During the Company’s two most recent fiscal years ended October 31, 2009 and 2008 and through March 10, 2010, the Company did not consult with BTHK on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and BTHK did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable even within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audits of the Company’s financial statements for the fiscal year ended October 31, 2009 and 2008 and through March 10, 2010, there were: (i) no disagreements between the Company and JCHC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of JCHC, would have caused JCHC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2010 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2010. Our internal control over financial reporting as of October 31, 2010, has been audited by Baker Tilly Hong Kong Limited, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2010, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	37	President, Director
WANG Hui	41	Chief Executive Officer, Director
Kai GUI	41	Director, Secretary, Chief Financial Officer
QUE Yong	43	Director

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

QUE Yong, Director of Advanced BioMedical Technologies Inc., was in sales and marketing with Hainan Xinteyao Pharmaceutical Ltd. from 1991 to 1995. He worked as sales manager for Hainan Tianfeng Pharmaceutical Ltd from 1996 to 2001. He has been a manager of Guangxi Changda Pharmaceutical Ltd since 2003.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been involved in any legal proceeding of the type required to be disclosed under applicable SEC rules, including:

1.
Any petition under the Federal bankruptcy laws or any state insolvency law being filed by or against, or a receiver, fiscal agent or similar officer being appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Conviction in a criminal proceeding, or being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.
Being the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or
iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Being the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Being found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or
ii.
Any law or regulation respecting financial institutions or insurance companies  including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

We have a separately-designated audit committee of the board. Our board of directors performs audit committee functions. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2010.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	0	0	0	0	0	0	0
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	$150,000	0	0	0	0	$150,000
QUE Yong	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2010.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	0	0	0	0	0	0	0
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0
QUE Yong	0	0	0	0	0	0	0

     All compensation received by our officers and directors has been disclosed.

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The registrant has no compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	WANG Hui, CEO & Director	30,036,820	53.281%
Common Stock	Chi Ming YU, President & Director	0	0%
Common Stock	QUE Yong, Director	0	0%
Common Stock	Kai GUI, Secretary & Director	150,000	0.267%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	14,496,509	25.714%
Common Stock	WU, AI PING, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	8.869%
All Officers & Directors		30,186,820	53.548%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and YU Chi Fung, brother of Registrant’s president Chi Ming YU, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

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

2010	$33,600	Baker Tilly Hong Kong Limited
2009	$27,500	Jimmy C.H. Cheung & Co.

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

     (6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees was.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	01-16-07	3.1
3.2	Bylaws	SB-2	01-16-07	3.2
4.1	Specimen Stock Certificate	SB-2	01-16-07	4.1
14.1	Code of Ethics				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter				X
X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

By:	/s/Chi Ming YU, President and Director
By:	/s/ Kai GUI, Secretary and Chief Financial Officer
By:	/s/ WANG Hui, Director and Chief Executive Officer
Date:	February 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Chi Ming YU
Name:	Chi Ming YU, President and Director
Date:	February 15, 2011

By:	/s/WANG Hui,
Name:	WANG Hui, Director and Chief Executive Officer
Date:	February 15, 2011

By:	/s/Kai GUI
Name:	Kai GUI, Director, Secretary and Chief Financial Officer
Date:	February 15, 2011