Form 10-Q
period 2011-01-31
Advanced Biomedical Technologies Inc.
filed 2011-03-17
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 11, 2011, there are 56,374,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2010  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended January 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2011.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2011
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of January 31, 2011 (unaudited) and October 31, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through January 31, 2011 (unaudited)
F-2

Condensed Consolidated Statements of Stockholders’ Deficiency for the period from inception September 25, 2002 through January 31, 2011 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through January 31, 2011 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 – F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31,	October 31,
	2011	2010
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$16,130	$38,614
Other receivables and prepaid expenses	13,364	12,623
Total Current Assets	29,494	51,237

PROPERTY AND EQUIPMENT, NET	48,753	49,461
TOTAL ASSETS	$78,247	$100,698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$19,559	$25,711
Due to a stockholder	99,104	217,951
Due to directors	144,047	158,941
Due to a related company	405,572	400,192
Due to related parties	765,627	788,400
Total Current Liabilities	1,433,909	1,591,195

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,374,850 and 56,144,850 shares
issued and outstanding as of January 31, 2011 and October 31, 2010	564	562
Common stock, 230,000 shares to be issued	-	2
Stock subscription receivable	-	(230,000)
Additional paid-in capital	1,501,391	1,494,551
Deferred stock compensation	(143,334)	(206,459)
Accumulated deficit during development stage	(2,584,318)	(2,436,044)
Accumulated other comprehensive loss	(129,965)	(113,109)
Total ABMT Stockholders' Deficit	(1,355,662)	(1,490,497)

Noncontrolling interests
Total Deficit	(1,355,662)	(1,490,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,247	$100,698

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(Inception) through
	2011	2010	January 31, 2010

OPERATING EXPENSES
General and administrative expenses	$125,853	$144,600	$2,108,222
Depreciation	1,308	7,452	262,678
Research and development (Net of
government grant)	30	1,840	119,063
Total Operating Expenses	127,191	153,892	2,489,963

LOSS FROM OPERATIONS	(127,191)	(153,892)	(2,489,963)

OTHER INCOME (EXPENSES)
Other income	908	-	5,493
Interest income	24	13	1,625
Interest paid to a stockholder
and related parties	(14,826)	(12,831)	(115,221)
Imputed interest	(6,840)	(7,388)	(183,924)
Other expenses	(349)	(293)	(19,533)
Total Other Expenses, net	(21,083)	(20,499)	(311,560)

LOSS FROM OPERATIONS BEFORE TAXES	(148,274)	(174,391)	(2,801,523)
Income tax expense	-	-	-
NET LOSS	(148,274)	(174,391)	(2,801,523)
Net loss attributable to noncontrolling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(148,274)	(174,391)	(2,584,318)

OTHER COMPREHENSIVE (LOSS) INCOME
Total other comprehensive (loss) income	(16,856)	44	(129,965)
Add: foreign currency translation loss
attributable to noncontrolling interest	-	-	-
Foreign currency translation (loss) income
attributable to ABMT common stockholders	(16,856)	44	(129,965)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(165,130)	$(174,347)	$(2,714,283)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period
- basic and diluted	56,374,850	55,732,159

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)

	Common Stock		Shares to be issued		Stock	Additional	Deferred	Accumulated deficit during	Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Subscriptions receivable	Paid-in capital	Stock Compensation	Development stage	Comprehensive loss	Noncontrolling interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder,
related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder
and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	-	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	6,840	-	-	-	-	6,840

Amortisation for stock issued for services	-	-	-	-	-	-	63,125	-	-	-	63,125

Net loss for the period	-	-	-	-	-	-	-	(148,274)	-	-	(148,274)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(16,856)	-	(16,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(165,130)
Balance at January 31, 2011	56,374,850	$564	-	$-	$-	$1,501,391	$(143,334)	$(2,584,318)	$(129,965)	$-	$(1,355,662)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(inception) through
	2011	2010	January 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(148,274)	$(174,391)	$(2,584,318)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	1,308	7,452	262,678
Loss on disposal of fixed assets	-	-	5,327
Stock issued for services	63,125	38,125	425,350
Noncontrolling interests	-	-	(217,205)
Imputed interest	6,840	7,388	183,924
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(566)	-	(13,364)
Increase (decrease) in:
Other payables and accrued expenses	(6,205)	6,114	19,559
Net cash used in operating activities	(83,772)	(115,312)	(1,918,049)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,389)	(316,759)
Due from a related party	-	-	-
Due from stockholders	-	-	-
Due from a noncontrolling stockholder of a subsidiary	-	766	-
Net cash used in investing activities	-	(3,623)	(316,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	230,000	35,000	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	(118,352)	6,560	99,104
Due to directors	(16,832)	(18,530)	144,047
Due to a related company	-	-	405,572
Due to related parties	(32,963)	114,531	765,627
Net cash provided by financing activities	61,853	137,561	2,380,903

EFFECT ON EXCHANGE RATES ON CASH	(565)	(11)	(129,965)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,484)	18,615	16,130

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,614	10,606	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,130	$29,221	$16,130

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of January 31, 2011, the consolidated results of operations for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) to January 31, 2011 and consolidated statements of cash flows for the three months ended  January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) to January 31, 2011. The consolidated results for the three months ended January 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2010 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 15,  2011.

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months ended January 31, 2011 and 2010 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

NOTE 5     RELATED PARTY TRANSACTIONS

As of January 31, 2011, the Company owed a stockholder $99,104 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of January 31, 2011, the Company owed two related parties a total of $765,627 which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011 were $14,826, $12,831 and $115,221 respectively.

As of January 31, 2011, the Company owed $144,047 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of January 31, 2011, the Company owed $405,572 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $6,840, $7,388 and $183,924 for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011 respectively.

NOTE 6     STOCKHOLDERS’ EQUITY

For the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011, the Company recognized $63,125, $38,125 and $425,350 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $143,334 and $206,459 as of January 31, 2011 and 2010 for these services.

NOTE 7     RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20 Receivable (Topic 310) disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. In January 2011, FASB issued ASU 2011-1. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance.  The adoption of ASU 2010-20 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350)- When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of ASU 2010-29 did not have a material impact on the Company’s financial statements.

NOTE 8     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $2,584,318 at January 31, 2011 that includes a net loss of $148,274 for the three months ended January 31, 2011. As at January 31, 2011, the Company’s total current liabilities exceeded its total current assets by $1,404,415 and the Company used cash in operations of $83,772 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 15, 2011.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials, their uses and manufacturing processes are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications which include orthopedic trauma, sports related medical treatment, or cartilage injuries. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed from outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire (“PA Binding Wire”) are currently being tested in human trials under permit from China's State Food and Drug Administration ("SFDA").

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2011, we have completed all additional clinical trials required by the SFDA. The Company’s SFDA application process will be resumed once the additional and supplementary reports are submitted to the SFDA. We expect the final SFDA approval by the third fiscal quarter of 2011.

Furthermore, we anticipate  that following the SFDA final approval, the Company should be earning revenues as early as the fourth quarter of 2011. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2011 provided sufficient funding is in place.

Process of Human Trials

As of January 31, 2011, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

The Company has also been conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment in cooperation with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under the cooperative agreement, both parties will join efforts in utilizing the Company’s bio-absorbable mini-screws and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin.  We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2011.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires.  Both production lines, at their maximum production capacity, are capable of generating approximately USD $30,000,000 in annual revenue.

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

4) Third quarter of 2012: forecasted revenue of $2,596,560; Distribution of our product in approximately 210 hospitals.

5) Fourth quarter of 2012: forecasted revenue of $4,022,870; Distribution of our product in approximately 356 hospitals.

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

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. WANG Hui, the Company's CEO, has over 20 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

The Company has advantages and more opportunities over other competitors due to:
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

The Company believes that Asia holds tremendous growth potential for orthopedic device manufacturers due to its fundamental population advantage. Asia accounts for more than 50 percent of the population in the world, but its share of the global orthopedic devices market is comparatively low at approximately 10 percent. Within the region, Japan contributes to a majority of market revenues, indicating large potential of growth in relatively under-penetrated countries such as China and India.

In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

Finance Costs

As of January 31, 2011, a stockholder and two related parties had loaned a total of $864,731 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011 are $14,826, $12,831 and $115,221 respectively

As of January 31, 2011, the Company owed $549,619 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,840, $7,388 and $183,924 for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011, respectively.

	Three months ended		September 25, 2002
	January 31,		(Inception) through
	2011	2010	January 31, 2011
Interest paid to directors
and a related company	$(6,840)	(7,388)	(183,924)

Net Loss

The net loss for the three months ended January 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through January 31, 2011 are $148,274, $174,391 and $2,801,523 respectively. We do not have any revenue from inception to January 31, 2011 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,404,415 as of January 31, 2011 compared to a working capital deficit of $1,539,958 as of October 31, 2010. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $83,772 in the three months ended January 31, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded zero net cash used in investing activities in the three months ended January 31, 2011.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the three months ended January 31, 2011 was $61,853, which represented proceeds from private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at January 31, 2011, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

The financial statements of the Company’s subsidiary denominated in currencies other than US dollars are translated into US dollars using the closing rate method.  The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20 Receivable (Topic 310) disclosure about the credit quality of financing receivables and the allowance for credit losses. The objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The guidance requires an entity to provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance includes additional disclosure requirements about financing receivables, including: (1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. In January 2011, FASB issued ASU 2011-1. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The deferral in this amendment is effective upon issuance. The adoption of ASU 2010-20 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-21 Accounting for Technical Amendments to Various SEC Rules and Schedules. Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of ASU 2010-21 did not have a material impact on the Company’s financial statements.

In August 2010, FASB issued ASU 2010-22 Accounting for Various Topics-Technical Corrections to SEC paragraphs (SEC Update). This Accounting Standards Update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of ASU 2010-22 did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-28 Intangibles—Goodwill and Other (Topic 350)- When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings as required by Section 350-20-35. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU 2010-29 Business Combinations (Topic 805)-Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this Update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The adoption of ASU 2010-29 did not have a material impact on the Company’s financial statements.

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

ITEM 4. REMOVED AND RESERVED

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

March 17, 2011

By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming YU
	Name:	Chi Ming YU
	Title:	President and Director

By:	/s/ Wang Hui
Name:	Wang Hui
Title:	Director and Chief Executive Officer

By:	/s/ Kai GUI
Name:	Kai GUI
Title:	Director, Secretary and Chief Financial Officer