Form 10-Q
period 2011-04-30
Advanced Biomedical Technologies Inc.
filed 2011-06-20
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies, Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

350 Fifth Avenue, 59th Floor
New York, NY 10118
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

As of June 17, 2011, there are 56,474,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2010  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended April 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2011.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2011
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

  Pages

Condensed Consolidated Balance Sheets as of April 30, 2011 (unaudited) and October 31, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through April 30, 2011 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the period from inception September 25, 2002 through April 30, 2011 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through April 30, 2011 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 - F-7

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30,	October 31,
	2011	2010
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$33,695	$38,614
Government grants receivable	244,479	-
Other receivables and prepaid expenses	13,556	12,623
Total Current Assets	291,730	51,237

PROPERTY AND EQUIPMENT, NET	48,104	49,461
TOTAL ASSETS	$339,834	$100,698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$24,704	$25,711
Due to a stockholder	113,025	217,951
Due to directors	147,815	158,941
Due to a related company	411,402	400,192
Due to related parties	864,933	788,400
Total Current Liabilities	1,561,879	1,591,195

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,374,850 and 56,144,850 shares
issued and outstanding as of April 30, 2011 and October 31, 2010	564	562
Common stock, 230,000 shares to be issued	-	2
Stock subscription receivable	-	(230,000)
Additional paid-in capital	1,508,172	1,494,551
Deferred stock compensation	(80,208)	(206,459)
Accumulated deficit during development stage	(2,502,662)	(2,436,044)
Accumulated other comprehensive loss	(147,911)	(113,109)
Total ABMT Stockholders' Deficit	(1,222,045)	(1,490,497)

Noncontrolling interests	-	-
Total Deficit	(1,222,045)	(1,490,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$339,834	$100,698

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	(UNAUDITED)
	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2011	2010	2011	2010	April 30, 2011

OPERATING EXPENSES
General and administrative expenses	$139,358	$112,600	$265,211	$257,200	$2,247,580
Depreciation	1,285	7,387	2,593	14,839	263,963
Research and development (Net of
government grant)	-	-	30	1,840	119,063
Total Operating Expenses	140,643	119,987	267,834	273,879	2,630,606

LOSS FROM OPERATIONS	(140,643)	(119,987)	(267,834)	(273,879)	(2,630,606)

OTHER INCOME (EXPENSES)
Government grants	244,479	-	244,479	-	244,479
Interest income	12	23	36	36	1,637
Interest paid to a stockholder
and related parties	(14,612)	(15,698)	(29,438)	(28,529)	(129,833)
Imputed interest	(6,781)	(6,673)	(13,621)	(14,061)	(190,705)
Other income (expenses)	(519)	(2,494)	(240)	(2,787)	(14,839)
Total Other Income (Expenses), net	222,579	(24,842)	201,216	(45,341)	(89,261)

INCOME (LOSS) FROM OPERATIONS BEFORE TAXES	81,936	(144,829)	(66,618)	(319,220)	(2,719,867)
Income tax expense	-	-	-	-	-
NET INCOME (LOSS)	81,936	(144,829)	(66,618)	(319,220)	(2,719,867)
Net loss attributable to noncontrolling interests	-	-	-	-	217,205
NET INCOME (LOSS) ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	81,936	(144,829)	(66,618)	(319,220)	(2,502,662)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(17,946)	(158)	(34,802)	(114)	(147,911)
Add: foreign currency translation loss
attributable to noncontrolling interest	-	-	-	-	-
Foreign currency translation loss
attributable to ABMT common stockholders	(17,946)	(158)	(34,802)	(114)	(147,911)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$63,990	$(144,987)	$(101,420)	$(319,334)	$(2,650,573)

Net income (loss) per share-basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	56,374,850	55,732,159	56,374,850	55,775,130

The accompanying notes are an integral part of these condensed consolidated financial statements

F-2

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

								Accumulated	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	other
	Number			Number of	subscriptions	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	Shares	Amount	receivable	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder, related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	-	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	13,621	-	-	-	-	13,621

Amortisation for stock issued for services	-	-	-	-	-	-	126,251	-	-	-	126,251

Net loss for the period	-	-	-	-	-	-	-	(66,618)	-	-	(66,618)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(34,802)	-	(34,802)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(101,420)
Balance at April 30, 2011	56,374,850	$564	-	$-	$-	$1,508,172	$(80,208)	$(2,502,662)	$(147,911)	$-	$(1,222,045)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended		September 25, 2002
	April 30,		(inception) through
	2011	2010	April 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,618)	$(319,220)	$(2,502,662)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	2,593	14,839	263,963
Loss on disposal of fixed assets	-	-	5,328
Stock issued for services	126,251	76,250	488,475
Noncontrolling interests	-	-	(217,205)
Imputed interest	13,621	14,061	190,705
Changes in operating assets and liabilities
(Increase) decrease in:
Government grants receivable	(244,479)	-	(244,479)
Other receivables and prepaid expenses	(571)	(2,252)	(13,556)
Increase (decrease) in:
Other payables and accrued expenses	(1,120)	(15,232)	24,704
Net cash used in operating activities	(170,323)	(231,554)	(2,004,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,389)	(317,395)
Net cash used in investing activities	-	(4,389)	(317,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	230,000	240,250	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	(104,855)	(131,411)	113,025
Due to directors	(15,043)	(47,727)	147,815
Due to a related company	-	-	411,402
Due to related parties	53,769	213,907	864,933
Net cash provided by financing activities	163,871	275,019	2,503,728

EFFECT ON EXCHANGE RATES ON CASH	1,533	(8)	(147,911)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,919)	39,068	33,695

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,614	10,606	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,695	$49,674	$33,695

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of April 30, 2011, the consolidated results of operations for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) to April 30, 2011 and consolidated statements of cash flows for the six months ended  April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) to April 30, 2011. The consolidated results for the three and six months ended April 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2010 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 15,  2011.

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months and six months ended April 30, 2011 and 2010 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

On consummation of the Exchange Agreement and the Affiliate Agreement, the 70% majority stockholder of Masterise became an 80.7% stockholder of ABMT.

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

NOTE 5     GOVERNMENT GRANTS

Government grants are recognized when there is reasonable assurance that the Company complies with any conditions attached to them and the grants will be received.

In April 2011, the Company was informed of approval of one grant totaling $244,479 under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a the 30-year period. The grant was received on May 6, 2011. There are no matching funding requirements or other requirements necessary to receive the funding.

NOTE 6   RELATED PARTY TRANSACTIONS

As of April 30, 2011, the Company owed a stockholder $113,025 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of April 30, 2011, the Company owed two related parties a total of $864,933 which is unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011 were $14,612, $15,698, $29,438, $28,529 and $129,833 respectively.

As of April 30, 2011, the Company owed $147,815 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of April 30, 2011, the Company owed $411,402 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $6,781, $6,673, $13,621, $14,061 and $190,705 for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011 respectively.

NOTE 7   STOCKHOLDERS’ EQUITY

For the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011, the Company recognized $63,125, $38,125, 126,251, $76,250 and $488,475 respectively as amortization of deferred stock compensation and are included in general and administrative expenses as consultancy fees. Deferred stock compensation for consultancy services carried forward as of April 30, 2011 and October 31, 2010 amounted to $80,208 and $206,459 respectively.

NOTE 8     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 9     GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $2,502,662 at April 30, 2011 that includes a net loss of $66,618 for the six months ended April 30, 2011. As at April 30, 2011, the Company’s total current liabilities exceeded its total current assets by $1,270,149 and the Company used cash in operations of $170,323 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2011, we have completed all additional clinical trials required by the SFDA. The Company’s SFDA application process will be resumed once the additional and supplementary reports are submitted to the SFDA. We expect the final SFDA approval by the end of 2011.

Furthermore, we anticipate that following the SFDA final approval, the Company should be earning revenues as early as the fourth quarter of 2011. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2011 provided sufficient funding is in place.

Process of Human Trials

As of April 30, 2011, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2011.

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

U.S. Government Grant

In April 2011, the Company received approval of one grant totalling $244,479.25 awarded to the Company under the U.S. Government’s Qualifying Therapeutic Discovery Project, a program created as part of the Patient Protection and Affordable Care Act of 2010. The grant is to support the ongoing development of bio-absorbable internal fixation devices, the Company's novel treatment for orthopaedic trauma. The grant was received in May 2011 in full.

The Qualifying Therapeutic Discovery Project grants are provided under new section 48D of the Internal Revenue Code (IRC), enacted as part of the Patient Protection and Affordable Care Act of 2010 (P.L. 111-148). The IRS, in conjunction with the Department of Health and Human Services, approved applications for projects that showed significant potential to produce new and cost-saving therapies, support jobs and increase U.S. competitiveness under the Qualifying Therapeutic Discovery Project program. Only projects that show a reasonable potential to meet these goals were certified as eligible for the credit or grant.

Finance Costs

As of April 30, 2011, a stockholder and two related parties had loaned a total of $977,958 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011 are $14,612, $15,698, $29,438, 28,529 and $129,833 respectively

As of April 30, 2011, the Company owed $559,217 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,781, $6,673, $13,621, $14,061 and $190,705 for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011, respectively.

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2011	2010	2011	2010	April 30, 2011

Interest paid to directors and a related company	$(6,781)	(6,673)	(13,621)	(14,061)	(190,705)

Net Income (Loss)

The net income (loss) for the three and six months ended April 30, 2011 and 2010 and for the period from September 25, 2002 (inception) through April 30, 2011 are $81,936, ($144,829), ($66,618), ($319,220) and ($2,719,867) respectively. We do not have any revenue from inception to April 30, 2011 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,270,149 as of April 30, 2011 compared to a working capital deficit of $1,539,958 as of October 31, 2010. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities.
Net cash used in operating activities was $170,323 in the six months ended April 30, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities.
We recorded zero net cash used in investing activities in the six months ended April 30, 2011. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities.
Net cash provided by financing activities in the six months ended April 30, 2011 was $163,871, which represented advances from related parties, loan repayment to related parties and proceeds from issuance of 230,000 shares for private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at April 30, 2011, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

4.	Government grants

Government grants are recognized when there is reasonable assurance that the Company complies with any conditions attached to them and the grants will be received.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

June 20, 2011	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer