Form 10-K/A
period 2010-10-31
Advanced Biomedical Technologies Inc.
filed 2011-09-09
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

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

Goal for The Company through year 2011-2017 (*)
(All figures are estimates based on two products)

PA Screw	Achieved by year end 2011	Achieved by year end 2013	Achieved by year end 2017
Access Hospitals:	50	522	1500
Avg. Monthly consumption/Per Hospital:	18	30	30
Months:	12	12	12
Gross turnover per year:	US$665,280	US$25,671,420	US$64,800,000

PA Wire	Achieved by year end 2011	Achieved by year end 2013	Achieved by year end 2017
Access Hospitals:	0	522	1500
Avg. Monthly consumption/Per Hospital:	0	5	10
Months:	12	12	12
Gross turnover per year:	$ US0.00	US$1,487,610	US$9,000,000

Total:	US$665,280	US$27,159,030	US$73,800,000

* The above table represents revenue goals and not projections. The goals are based on fund availability to the company for the past two years, feedback from hospitals, doctors and distributors, and the business networks of the Company’s management team.

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

Marketing and Sales Goals
The following discussion represents our sales and revenue goals, and should not be considered a projection or forecast. During our clinical trials and medical conferences, we believe that we have gained a solid understanding of the needs of hospitals and potential demand for our products. Because the Chinese SFDA prohibits any contract or pro-forma signing before a product receives its permit to market, we have based our goals on feedback from hospitals, doctors and distributors.  The Company’s CEO has over twenty years of sales experience in medical distribution and the pharmaceutical industry, and has worked with the Company to establish its revenue goals.  The Company believes its goals are reasonable in light of its management’s experience and business networks; however, the goals should in no instance be considered forecasts, as there is no guarantee that the goals are obtainable.

1) Fourth quarter of 2011: revenue goal $665,280; Distribution of our product in approximately 50 hospitals immediately following SFDA approval.

2) First quarter of 2012: revenue goal $914,980; Distribution of our product in approximately 78 hospitals.

3) Second quarter of 2012: revenue goal $1,307,920; Distribution of our product in approximately 126 hospitals.

4) Fourth quarter of 2012: revenue goal $2,596,560; Distribution of our product in approximately 210 hospitals.

Our primary goal is to distribute product to a total of 50 hospitals to generate total revenues of $665,280 in the year 2011 and $8,842,330 in the year 2012. We plan to increase the number of affiliated hospitals, and to utilize revenue from marketing the PA Screw in China as well as revenue from future funding efforts to bring the remaining family of self-reinforced, re-absorbable PA products to market. Our marketing and sales goals are based on fund availability for the past two years. We plan to achieve a higher growth rate in terms of number of affiliated hospitals and revenue if the Company can secure adequate funding.

Funding Needs

The Company estimates that it will need to raise approximately $1,000,000 over the next 12 months to bring its current products to market, and begin earning revenues.  While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.  There is no written agreement between the Company and its shareholders.

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

Finance Costs

As of October 31, 2010 and 2009, the Company owed $217,951and $335,755 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2010 and 2009, the Company owed $421,338 and $386,159 to Chi Fung Yu, $367,062 and $0 to Tie Jun Chen (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from following stockholder and the related parties accrued for the year ended October 31, 2010 and October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 are $18,074, $16,035 and $37,432 for Titan Technology Development Ltd.; $25,192, $19,535 and $46,957 for Chi Fung Yu; $16,006, $0 and $16,006 for Tie Jun Chen.

 As of October 31, 2010 and October 31, 2009, the Company owed the following amount respectively to three directors for advances made - $156,302 and $219,187 to Wang Hui, $839 and $505 to Kai Gui, $1,800 and $1,202 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2010 and October 31, 2009, the Company owed $400,192 and $390,459 respectively to a related company Yichen Medical Device Co. Ltd. on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company for the year ended October 31, 2010, the year ended October 31, 2009 and the period from September 25, 2002 (inception) through October 31, 2010 respectively is $8,746, $12,070 and $70,335 for Wang Hui; $0, $23 and $23 for Kai Gui; $0, $56 and $56 for Chi Ming Yu; $19,610, $19,507 and $106,670 for Yichen Medical Device Co. Ltd.

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

As of October 31, 2010 and 2009, the Company owed $217,951and $335,755 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.  The loan agreement between Titan Technology Development Ltd. and the Registrant is included as an exhibit to this Form 10-K.

As of October 31, 2010 and 2009, the Company owed $421,338 and $386,159 respectively to Chi Fung Yu, $367,062 and Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

Total interest expenses on advances from following stockholder and the related parties accrued for the year ended October 31, 2010 and October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2010 are $18,074, $16,035 and $37,432 for Titan Technology Development Ltd.; $25,192, $19,535 and $46,957 for Chi Fung Yu; $16,006, $0 and $16,006 for Tie Jun Chen.

 As of October 31, 2010 and October 31, 2009, the Company owed the following amount respectively to three directors for advances made - $156,302 and $219,187 to Wang Hui, $839 and $505 to Kai Gui, $1,800 and $1,202 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest charged at 5% per annum, and there are no formal written agreements regarding these advances.

As of October 31, 2010 and October 31, 2009, the Company owed $400,192 and $390,459 respectively to a related company Yichen Medical Device Co. Ltd. on an unsecured basis, repayable on demand and interest charged at 5% per annum. There is no formal written agreement between the Company and Yichen Medical Device Co. Ltd.  Yichen Medical Device is 100% owned by ABMT's CEO and major shareholder WANG Hui.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company for the year ended October 31, 2010, the year ended October 31, 2009 and the period from September 25, 2002 (inception) through October 31, 2010 respectively is $8,746, $12,070 and $70,335 for Wang Hui; $0, $23 and $23 for Kai Gui; $0, $56 and $56 for Chi Ming Yu; $19,610, $19,507 and $106,670 for Yichen Medical Device Co. Ltd.

On October 26, 2010, the Company issued 150,000 shares of restricted common stock at $1 to Kai Gui, a director for advisory services. The shares were valued at the recent cash offering price of $1, yielding an aggregate fair value of $150,000.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2010. The Company’s internal control over financial reporting as of October 31, 2010 has not been audited by the Company’s independent accountants.

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

Background of our Officers and Directors

Chi Ming YU, Director and President, is Director of Operations at Titan Holdings, Inc where his main responsibilities are in Administration, Company Finance and Investment, Marketing Research and Customer Relationship. From 2000 to 2003, Mr. Yu worked as a sales manager at Fu Feng LLC. From 2003 to present, Mr. Yu worked as Vice President at Titan Technology Development Ltd. Mr. Yu studied Computer Science at Rutgers University, New Jersey.  Mr. Yu has extensive knowledge of the Company’s product line, and is fluent in several languages, including English and Chinese.  The Board concluded that Mr. Yu should serve as a Director due to his background in the Company’s product line together with his communication skills

WANG Hui, Director and Chief Executive Officer, started her career at Hainan Xinte Pharmaceutical Ltd in China in 1990. She worked her way up from cashier to sales representative and then to sales manager. She then worked as District Manager of Southern China with Hainan Tianfeng Pharmaceutical Ltd, from 1995 to 2000 and as General Manager with Hainan Yichen Pharmaceutical Ltd. from 2001 to 2004. She is now the General Manager of Shenzhen Changhua. Ms Wang has skills and experience in R&A, marketing and business development in Chinese medical industry. The Board concluded that WANG Hui should serve as a Director due to her skills and experience in pharmaceutical sales and business development.

Kai GUI, Director, Secretary and Chief Financial Officer, worked as an Analyst Programmer in the British media industry, and as IT Manager, Circulation Manager, and Foreign Publishing Director at S.J.P. Ltd in London from 1994 to 2008. Beginning in 2000 Mr. Gui participated in several business projects involving Chinese publicly listed companies. He is the Director of China Feed Industry Association Information Centre’s European Office and Vice President of Titan Technology Development Ltd. After graduating from the University of Westminster in London, Mr. Gui took a Post-graduate course in Financial Management at Middlesex University in London. The Board concluded that Kai GUI should serve as a Director due to his business experience and financial management skills.

QUE Yong, Director of Advanced BioMedical Technologies Inc., was in sales and marketing with Hainan Xinteyao Pharmaceutical Ltd. from 1991 to 1995. He worked as sales manager for Hainan Tianfeng Pharmaceutical Ltd from 1996 to 2001. He has been a manager of Guangxi Changda Pharmaceutical Ltd since 2003. The Board concluded that QUE Yong should serve as a Director due to his skills and experience in pharmaceutical sales.

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

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	01-16-07	3.1
3.2	Bylaws	SB-2	01-16-07	3.2
4.1	Specimen Stock Certificate	SB-2	01-16-07	4.1
14.1	Code of Ethics				X
10.1	Titan – Masterise Loan Agreement				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter				X
X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

By:	/s/Chi Ming YU, President and Director
By:	/s/ Kai GUI, Secretary and Chief Financial Officer
By:	/s/ WANG Hui, Director and Chief Executive Officer
Date:	September 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Chi Ming YU
Name:	Chi Ming YU, President and Director (Principal Executive Officer)
Date:	September 9, 2011

By:	/s/WANG Hui,
Name:	WANG Hui, Director and Chief Executive Officer (Controller)
Date:	September 9, 2011

By:	/s/Kai GUI
Name:	Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)
Date:	September 9, 2011