Form 10-Q/A
period 2011-01-31
Advanced Biomedical Technologies Inc.
filed 2011-09-09
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This amendment is filed for the purpose of amending Exhibits 31.1 and 31.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending January 31, 2011.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2011

By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming YU
	Name:	Chi Ming YU
	Title:	President and Director (Principal Executive Officer)

By:	/s/ Wang Hui
Name:	Wang Hui
Title:	Director and Chief Executive Officer (Controller)

By:	/s/ Kai GUI
Name:	Kai GUI
Title:	Director, Secretary and Chief Financial Officer (Principal Financial Officer)