Form 10-Q/A
period 2011-04-30
Advanced Biomedical Technologies Inc.
filed 2011-09-09
CIK 1385799

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

EXPLANATORY NOTE:

This amendment is filed for the purpose of amending ITEM 4. CONTROLS AND PROCEDURES, and Exhibits 31.1 and 31.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2011.

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

September 9, 2011	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)