Form 10-Q
period 2011-07-31
Advanced Biomedical Technologies Inc.
filed 2011-09-19
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2011

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

As of September 14, 2011, there are 56,474,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2010  included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2011, and 10-K/A filed with the SEC on September 9, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended July 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2011.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2011
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

  Pages

Condensed Consolidated Balance Sheets as of July 31, 2011 (unaudited) and October 31, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through July 31, 2011 (unaudited)
F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the period from inception September 25, 2002 through July 31, 2011 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 and 2010 (unaudited) and the period from inception September 25, 2002 through July 31, 2011 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 - F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
 AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31,	October 31,
	2011	2010
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$75,829	$38,614
Other receivables and prepaid expenses	23,014	12,623
Total Current Assets	98,843	51,237

PROPERTY AND EQUIPMENT, NET	64,391	49,461
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	14,932	-
TOTAL ASSETS	$178,166	$100,698

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$14,070	$25,711
Due to a stockholder	114,661	217,951
Due to directors	138,339	158,941
Due to a related company	414,854	400,192
Due to related parties	857,798	788,400
Total Current Liabilities	1,539,722	1,591,195

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,474,850 and 56,144,850 shares
issued and outstanding as of July 31, 2011 and October 31, 2010	565	562
Common stock, 230,000 shares to be issued	-	2
Stock subscription receivable	-	(230,000)
Additional paid-in capital	1,619,919	1,494,551
Deferred stock compensation	(130,416)	(206,459)
Accumulated deficit during development stage	(2,691,787)	(2,436,044)
Accumulated other comprehensive loss	(159,837)	(113,109)
Total ABMT Stockholders' Deficit	(1,361,556)	(1,490,497)

Noncontrolling interests	-	-
Total Deficit	(1,361,556)	(1,490,497)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$178,166	$100,698

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (INCOME) LOSS
 (UNAUDITED)

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2011	2010	2011	2010	July 31, 2011

OPERATING EXPENSES
General and administrative expenses	$158,392	$119,820	$423,603	$377,020	$2,405,972
Depreciation	1,311	7,400	3,904	22,239	265,274
Research and development (Net of
government grant)	7,087	9,516	7,117	11,356	126,150
Total Operating Expenses	166,790	136,736	434,624	410,615	2,797,396

LOSS FROM OPERATIONS	(166,790)	(136,736)	(434,624)	(410,615)	(2,797,396)

OTHER INCOME (EXPENSES)
Government grants	-	139	244,479	139	244,479
Interest income	24	27	60	63	1,661
Interest paid to a stockholder
and related parties	(14,890)	(14,907)	(44,328)	(43,436)	(144,723)
Imputed interest	(6,748)	(7,006)	(20,369)	(21,067)	(197,453)
Other income (expenses)	(721)	(194)	(961)	(2,981)	(15,560)
Total Other Income (Expenses), net	(22,335)	(21,941)	178,881	(67,282)	(111,596)

LOSS FROM OPERATIONS BEFORE TAXES	(189,125)	(158,677)	(255,743)	(477,897)	(2,908,992)
Income tax expense	-	-	-	-	-
NET LOSS	(189,125)	(158,677)	(255,743)	(477,897)	(2,908,992)
Net loss attributable to noncontrolling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(189,125)	(158,677)	(255,743)	(477,897)	(2,691,787)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(11,926)	(8,401)	(46,728)	(8,515)	(159,837)
Foreign currency translation loss
attributable to noncontrolling interest	-	-	-	-	-
Foreign currency translation loss
attributable to ABMT common stockholders	(11,926)	(8,401)	(46,728)	(8,515)	(159,837)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(201,051)	$(167,078)	$(302,471)	$(486,412)	$(2,851,624)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	56,442,241	55,897,471	56,397,561	55,816,945

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Stock subscriptions receivable	Additional Paid-in capital	Deferred Stock Compensation	Accumulated deficit during development stage	Accumulated other comprehensive loss	Non-controlling interests	Total
Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712
Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)
Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864
Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)
Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280
Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	23,103	-	-	-	-	23,103
Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)
Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)
Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,184	-	-	-	-	27,184
Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)
Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)
Imputed interest on advances from a stockholder,
related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021
Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)
Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)
Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,764	-	-	-	-	27,764
Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)
Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)
Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-
Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708
Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750
Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300
Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950
Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)
Imputed Interest on advances from a stockholder
and related company	-	-	-	-	-	31,656	-	-	-	-	31,656
Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)
Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)
Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000
Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000
Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250
Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-
Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-
Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-
Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-
Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516
Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	28,356	-	-	-	-	28,356
Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	-	(1,490,497)
Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000
Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-
Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	20,369	-	-	-	-	20,369

Amortisation for stock issued for services	-	-	-	-	-	-	181,043	-	-	-	181,043

Net loss for the period	-	-	-	-	-	-	-	(255,743)	-	-	(255,743)
Foreign currency translation loss	-	-	-	-	-	-	-	-	(46,728)	-	(46,728)
Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(302,471)
Balance at July 31, 2011	56,474,850	$565	-	$-	$-	$1,619,919	$(130,416)	$(2,691,787)	$(159,837)	$-	$(1,361,556)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

	Nine months ended		September 25, 2002
	July 31,		(inception) through
	2011	2010	July 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(255,743)	$(477,897)	$(2,691,787)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	3,904	22,239	265,274
Loss on disposal of fixed assets	-	-	5,328
Stock issued for services	181,043	122,708	543,266
Noncontrolling interests	-	-	(217,205)
Imputed interest	20,369	21,067	197,453
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(9,775)	(1,995)	(23,014)
Increase (decrease) in:
Other payables and accrued expenses	(11,791)	(13,028)	14,070
Net cash used in operating activities	(71,993)	(326,906)	(1,906,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,542)	(4,866)	(324,427)
Construction in progress	(10,375)	-	(10,566)
Deposit for purchase of property and equipment	(14,663)	-	(14,932)
Net cash used in investing activities	(31,580)	(4,866)	(349,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	230,000	240,250	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	(103,193)	(121,566)	114,661
Due to directors	(25,605)	(51,220)	138,339
Due to a related company	-	-	414,854
Due to related parties	37,690	313,198	857,798
Net cash provided by financing activities	138,892	380,662	2,492,205

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,896	312	(159,836)

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,215	49,202	75,829

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,614	10,606	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,829	$59,808	$75,829

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of July 31, 2011, the consolidated results of operations for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) to July 31, 2011 and consolidated statements of cash flows for the nine months ended  July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) to July 31, 2011. The consolidated results for the three and nine months ended July 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2011. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2010 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 15,  2011.

NOTE 2	ORGANIZATION

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua were under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua for the three months and nine months ended July 31, 2011 and 2010 were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

In April 2011, the Company was informed of approval of one grant totaling $244,479 under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a 30-year period. The grant was received on May 6, 2011. There are no matching funding requirements or other requirements necessary to receive the funding.

NOTE 6	COMMITMENTS AND CONTINGENCIES

a)	Capital commitments

As of July 31, 2011 and October 31, 2010, the Company had commitments for capital expenditures to complete the acquisition of property and equipment amounting to $39,389 and $0 respectively.

b)	Operating lease commitments

The Company leases an office under an operating lease with a third party which expires on July 20, 2014. The Company also leases five apartments for staff under three operating leases with a third party, all of which expire in July 2012.

As of July 31, 2011, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

For the year ended July 31,
2012	$29,154
2013	18,608
2014	25,908
2015	5,898
Total	79,568

NOTE 7	RELATED PARTY TRANSACTIONS

As of July 31, 2011, the Company owed a stockholder $114,661 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of July 31, 2011, the Company owed two related parties a total of $857,798, which is unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011 were $14,890, $14,907, $44,328, $43,436 and $144,723 respectively.

As of July 31, 2011, the Company owed $138,339 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

As of July 31, 2011, the Company owed $414,854 to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to three directors and a related company are $6,748, $7,006, $20,369, $21,067 and $197,453 for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011 respectively.

For the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011, the Company paid two directors $10,000, $10,000, $0, $0 and $10,000 respectively for consultancy services.

NOTE 8	STOCKHOLDERS’ EQUITY

On May 31, 2011, the Company issued 100,000 shares of restricted common stock at $1.05 for advisory services. The shares were valued at the closing price on the date of grant, yielding an aggregate fair value of $105,000.

For the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011, the Company recognized $54,792, $46,458, $181,043, $122,708 and $543,266 respectively as amortization of deferred stock compensation and are included in general and administrative expenses as consultancy fees. Deferred stock compensation for consultancy services carried forward as of July 31, 2011 and October 31, 2010 amounted to $130,416 and $206,459 respectively.

NOTE 9	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance”. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

NOTE 10	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $2,691,787 at July 31, 2011 that includes a net loss of $255,743 for the nine months ended July 31, 2011. As at July 31, 2011, the Company’s total current liabilities exceeded its total current assets by $1,440,879 and the Company used cash in operations of $71,993 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 15, 2011 and Form 10-K/A filed on September 9, 2011.

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

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of July 31, 2011, we have completed all additional clinical trials required by the SFDA. The Company’s SFDA application process will be resumed once the additional and supplementary reports are submitted to the SFDA. We expect the final SFDA approval by the end of 2011.

Furthermore, we anticipate that following the SFDA final approval, the Company should be earning revenues as early as the fourth quarter of 2011. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2011 provided sufficient funding is in place.

Process of Human Trials

As of July 31, 2011, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2011.

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

1) Fourth quarter of 2011: revenue goal of $665,280; Distribution of our product in approximately 50 hospitals immediately following SFDA approval.

2) First quarter of 2012: revenue goal $914,980; Distribution of our product in approximately 78 hospitals.

3) Second quarter of 2012: revenue goal $1,307,920; Distribution of our product in approximately 126 hospitals.

4) Third quarter of 2012: revenue goal $2,596,560; Distribution of our product in approximately 210 hospitals.

5) Fourth quarter of 2012: revenue goal $4,022,870; Distribution of our product in approximately 356 hospitals.

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

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. WANG Hui, the Company's CEO, has over 20 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU Shangli, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

Number of Hospitals at the end of July 2011 Statistic and Census report by the Ministry of Health of the People's Republic of China
Statistic and Census report by Ministry of Health of the People's Republic of China
(July 2011)

	July 2011	July 2010	Increase / (Decrease)
Total No. of Hospitals	21,266	20,432	834
Public Hospital	13,670	13,974	(304)
Private Hospital	7,596	6,458	1,138
Hospital Rating
AAA	1,344	1,273	71
AA	6,494	6,460	34
A	5,321	5,147	174

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

Finance Costs

As of July 31, 2011, a stockholder and two related parties had loaned a total of $972,459 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011 are $14,890, $14,907, $44,328, $43,436 and $144,723 respectively

As of July 31, 2011, the Company owed $553,193 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,748, $7,006, $20,369, $21,067 and $197,453 for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011, respectively.

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2011	2010	2011	2010	July 31, 2011

Interest payable to a stockholder and two related parties	$14,890	14,907	44,328	43,436	144,723
Imputed interest on advances from directors and a related company	$6,748	7,006	20,369	21,067	197,453

Net Loss

The net loss for the three and nine months ended July 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through July 31, 2011 are $189,125, $158,677, $255,743, $477,897 and $2,908,992 respectively. We do not have any revenue from inception to July 31, 2011 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,440,879 as of July 31, 2011 compared to a working capital deficit of $1,539,958 as of October 31, 2010. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $71,993 in the nine months ended July 31, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities
We recorded $31,580 net cash used in investing activities in the nine months ended July 31, 2011. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the nine months ended July 31, 2011 was $138,892, which represented advances from related parties, loan repayment to stockholder and directors and proceeds from issuance of 230,000 shares for private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at July 31, 2011, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance”. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2011.

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

September 19, 2011	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)