Form 10-K/A
period 2010-10-31
Advanced Biomedical Technologies Inc.
filed 2011-10-18
CIK 1385799

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2010 and 2009, the Company owed $217,951and $335,755 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.  An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $170,000 is included as an exhibit to this Form 10-K.  There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2010 and 2009, the Company owed $421,338 and $386,159 respectively to Chi Fung Yu, $367,062 and $0 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

By:	/s/Chi Ming YU, President and Director
By:	/s/ Kai GUI, Secretary and Chief Financial Officer
By:	/s/ WANG Hui, Director and Chief Executive Officer
Date:	October 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Chi Ming YU
Name:	Chi Ming YU, President and Director (Principal Executive Officer)
Date:	October 18, 2011

By:	/s/WANG Hui,
Name:	WANG Hui, Director and Chief Executive Officer (Controller)
Date:	October 18, 2011

By:	/s/Kai GUI
Name:	Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)
Date:	October 18, 2011