Form 10-Q/A
period 2011-07-31
Advanced Biomedical Technologies Inc.
filed 2011-10-18
CIK 1385799

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

As of October 18, 2011, there are 56,474,850 shares of common stock outstanding.

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

Changes in Internal Control

During the most recently completed fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

October 18, 2011	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)