Form 10-K
period 2011-12-31
Advanced Biomedical Technologies Inc.
filed 2012-02-15
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

Empire State Building
350 Fifth Ave, 59th Floor
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

As of February 14, 2012, there are 56,574,850 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of Advanced Biomedical Technologies Inc. (“ABMT”)  officials during presentations about ABMT, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future ABMT actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about ABMT, economic and market factors and the industries in which ABMT does business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in the forward-looking statements, and Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

ITEM 1. BUSINESS

Organizational History

Advanced BioMedical Technologies, Inc. has one direct wholly owned subsidiary, Masterise Holdings Ltd., a limited liability company organized under the laws of British Virgin Islands (“Masterise”). Masterise, owns seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua, a company formed under the laws of the Peoples Republic of China. (ABMT, Masterise, and Shenzhen Changhua are collectively referred to throughout this document as “We, “Us,” “Our” (and similar pronouns), “ABMT” and the “Company”).

We were incorporated in the State of Nevada on September 12, 2006, under the name Geostar Minerals Corporation.  On March 13, 2009, the Company changed its name to Advanced BioMedical Technologies, Inc. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 311 S Division Street, Carson City, Nevada 89703, and our business office is located at 350 Fifth Avenue, 59th Floor, New York, NY 10118.  We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

Our primary business is carried out by Masterise through Shenzhen Changhua, as set forth in the following diagram:

Shenzhen Changhua does not have any subsidiary.

Organizational History of Masterise and Shenzhen Changhua

Masterise is a limited liability company which was organized under the laws of British Virgin Islands (“BVI”) on May 31, 2007.

Shenzhen Changhua is a limited liability company which was organized under the laws of PRC on September 25, 2002.

On January 29, 2008, Masterise acquired 70% of the capital stock of Shenzhen Changhua, and this caused Shenzhen Changhua to become its subsidiary.

On December 31, 2008, Advanced BioMedical Technologies, Inc. acquired 100% of the capital stock of Masterise, and this caused Masterise to become its wholly owned subsidiary.

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

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices made of a proprietary polyamide material. These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures.  Our devices are Self-Reinforced, Bioabsorbable, Brady-degradable internal fixation devices. At this time, ABMT is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our PA Screws have completed clinical trials and are pending approval by the State Food and Drug Administration of China (“SFDA”); Our PA Binding Wires are under clinical trials; Our PA Mini-Screws are under animal test.

Product Characteristics:

The theory of Brady-degradable PA absorbable material is based on water dissolution, that is, the material is broken down by body fluids in a predictable and carefully engineered fashion. As a bone fracture heals, the supporting implant is designed to degrade from the outer to the inner layers, inducing new bone generation in the gap left by the degrading material. Eventually, new bone is formed to occupy all of the space left by the degraded implant.

Brady-degradable PA absorbable materials consist of enhanced fiber and high molecular polymers. It has high tensile, bending, and shear strengths, and is particularly suitable for patients with severe conditions, such as fractures with light osteoporosis, severe soft tissue injury or bad blood supply, and so forth. This innovative material provides several benefits:

1. Reduces costs on all patient medical care,
2. Helps avoid the necessity for secondary surgery,
3. Enhances the performance of components constructed from these materials,
4. Improves the biological activity of components employing these materials,
5. Effectively controls the degeneration speed of the temporary support component.

The Company has developed six proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company’s product range will ultimately cover the full gamut of components featuring self-reinforced, re-absorbable, biodegradable PA macromolecule polymer materials for implantation, including human orthopedic and dental applications, as well as veterinary applications.

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

Product Development

After careful deliberation, we selected the biodegradable screw as our first product to market. In order to replace the widely-used metal components, the new materials must meet multiple bio-consistency and mechanical-consistency requirements. Furthermore, they must also exhibit specific properties with respect to bio-activities, degradability, and controllable degradation speed. Although many macromolecule materials are degradable inside human body, relatively few provide the physical characters required for fracture fixation.

Development began with selection of macromolecule materials that exhibited the desired physical characters, leading, ultimately, to our selection of polyamide. In order to achieve the desired mechanical performance and degrading speed, various chemical and physical techniques were employed to modify the bio-degradable polyamide so as to synthesize the required new bio-degradable material. This phase of our research also entailed the selection of monomer class, polymerization conditions, the mensuration of polymer molecular weight, hydrophile capability, crystal capability, the mensuration and controlled degrading speed of the polymer, the mensuration and control of the mechanical performance of the polymer, and numerous other critical considerations.

Our next challenge was to identify a suitable bio-active inorganic material, and to optimize the compound and associated production conditions. It was critical that we could predict and control the bio-activities of the implanted fixture material, and to this end we used high grade and mature phosphate type bio-active materials, taking into account the preparation characteristics of the compound material, and the surface character requirements of the finished products. We also improved current technical parameters by modifying the surface character, thereby achieving critical control over the desired grain size and surface activities.

The third technological hurdle involved the actual preparation and utilization of the engineered compound in conjunction with a bio-active material. Hydronium bombardment of the surface, with spread and cover techniques, was employed during this critical step in the process. This had the effect of creating a well-knit bio-active membrane on the degradable polymer’s surface, and embedding a bio-active core inside the degradable polymer stick, so as to form the bio-active degradable compound material.

The final step entailed strengthening and shaping the processed compound by using directional extrusion and molding. Degradable acantha inoculators, fixation screws, orthopedics stuffing, enlace strings, and anti-conglutination membrane can all be manufactured, as needed, using this same technique.

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

Product Analysis

1.
Our Company is researching and currently developing the capability of manufacturing several different kinds of human implant products including Artificial Lumber Disc, Mini-Screws, Suture Anchors, reconstructive dental devices and other PA products. Currently the company has two production lines certified by the GMP regulations.

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

Competitive Analysis

Our Company is the only patent holder of PA technologies in China, as well as the only company carrying out Clinical Trials on PA products in China. At this time there are no similar products in this market (bio-degradable internal fixation devices that degrade without acids or other non-naturally occurring substances).  Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerable longer than the 3 year regulatory advantage. . This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including Acumed, Biomet, Inc., Conmed Corp., Encore Orthopedics, Exactech, Inc., Johnson & Johnson, DePuy, Inc., Medtronic Sofamor Danek, Inc., Orthofix International N.V., Smith and Nephew Plc, Stryker Corp., Synthes, Inion, Ltd. and others. Although many of these competitors have substantially greater resources upon which to draw, we are confident that the technological superiority of the more forward-looking product will ultimately equalize the playing field by favoring innovation.

To reiterate, our company and product line offer several critical competitive advantages, specifically:

•	There are no similar patent registrations in China.
•	Our initial product, the PA Screw, has completed 100% of the required clinical trials, with a 100% success rate, and now await the formality of SFDA approval.
•	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s SFDA.
•	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
•	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

Specific Competition

Competition in the medical implant device industry is intense both in China and in global markets. In orthopedics, ABMT’s principal competitors are the numerous companies that sell metal implants.  ABMT competes with the manufacturers and marketers of metal implants by emphasizing the ease of implantation of the Company’s Self-Reinforced, Bio-absorbable, Brady-degradable implants, the cost effectiveness of such products, and the elimination of risks associated with the necessity of performing removal surgeries frequently required with less modern products. Within the resorbable implant market, ABMT is competing with other manufacturers of resorbable internal fixation devices primarily on the basis of the physiological strength of ABMT’s polymers and the length of the strength retention time demonstrated by ABMT’s formulations. In order to replace the widely-used metal components, the new materials must meet numerous bioconsistency and mechanical-consistency requirements. Furthermore, they must also exhibit specific properties with respect to bio-activities, degradability, and controllable degradation speed. Although many macromolecule materials are degradable inside human body, relatively few provide the physical characters required for fracture fixation.

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including Acumed.

For the past 20 years, titanium has been the most widely used, and the most expensive material for fixing fractures (in both elective and emergency surgery). Although metal exhibits the desired strength and rigidity to allow the healing process to begin, there are a number of issues associated with using permanent titanium systems. Biodegradable plating systems deliver many of the benefits of their metal counterparts, without the disadvantages.
There are a number of marketers and manufacturers of PLA and PLLA--the first generation of Self- degradable, absorbable, orthopedic internal fixation devices in China. (Note: Titanium screws cost as much as $2200.)

Competing products and prices in China (screw)
Producer	Origin	Brand	Price (USD/PC)
Arthrex	Germany/USA	Arthrex	$554.74
Conmed	USA	Linvatec	$554.74
Bionx	Finland	Biofix	$554.74
Gunze	Japan	Grandfix	$416.06
Takiron	Japan	Fixsorb	$408.76
Dikang	China	(PDLLA)	$321.17
ABMT:	China	ABMT	$300.00

Other foreign companies that produce PLA, PLLA or titanium, stainless products, but have less marketing in China are:

• Depuy (Johnson & Johnson)
• Medtronic
• Stryker
• Zimmer
• Smith & Nephew
• Biomet
• Conmed
• Inion

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

Product Comparisons

Among many other advantages, a main advantage of ABMT’s proprietary PA technology is the elimination of the need for secondary surgery to remove an implantation device. Implant removal belongs to the most common elective orthopaedic procedures in industrial countries. In children, implant removal may be necessary to remove implants early to avoid disturbances to the growing skeleton, to prevent their bony immuring making later removal technically difficult or impossible, and to allow for planned reconstructive surgery after skeletal maturation (e.g., in case of hip dysplasia). In adults, pain, soft tissue irritation, the resumption of strenuous activities or contact sports after fracture healing, and the patient’s demand are typical indications for implant removal in clinical practice. However, implant removal requires a second surgical procedure in scarred tissue, and poses a risk for nerve damage and re-fractures. (cite: Hanson et al. BMC Musculoskeletal Disorders 2008)

PHYSICAL COMPARISON
	Metal	PLLA	ABMT’s PA devices
Strength	Excellent	Weak	Superior to PLLA
Unit Cost	High	Low	Lowest
Processability	Good	Good	Good
Modulus of Elasticity	Low: may cause infection, may cause second fracture	Moderate to Quite Fragile	Excellent
Self-Reinforced	No	Yes, but degradation starts too quickly	Yes
Self-Resorbable	No1	Yes, but initial degradation too fast in first few weeks. Initial strength down to 10~20Mpa in 4 weeks (close to osteoporosis)	Yes: unchanged during first 12 weeks, hardness remains 70% min through week 20.
Stretchability	Strong	50~60 Mpa	170 Mpa (min)
Bone Healing	Bone mineral density decrease averages 18%	Bone mineral density decrease averages 7-10%	Bone mineral density decrease less than 5%
Implant Failure Rate	High to Medium	Medium to Low	Very Low
Need for Repeat Surgery	As Required2	Only if failure (second fracture)	No

1 Titanium and aluminum has been traced in serum and hair of 16 of 46 patients after receiving titanium implants. (cite: Kasai Y, Iida R, Uchida A: Metal concentrations in the serum and hair of patients with titanium alloy spinal implants.)

2Implant removal belongs to the most common elective orthopaedic procedures in the industrial countries. In a frequently cited Finnish study, implant removal contributed to almost 30% of all planned orthopaedic operations, and 15% of all operations. (cite: Bostman O, Pihlajamaki H: Routine implant removal after fracture surgery: a potentially reducible consumer of hospital resources in trauma units.)

Towards the end of the last century, spinal and orthopedic implants evolved towards progressively stronger and stiffer devices, as it was presumed that increased construct rigidity would optimize the biological milieu and provide more rapid and robust healing and arthrodesis. For the past 20 years, titanium has been the most widely used, and the most expensive material for fixing fractures (in both elective and emergency surgery). More than 1,000 tons (2.2 million pounds) of titanium devices of every description and function are implanted in patients worldwide each year. Although metal exhibits the desired strength and rigidity to allow the healing process to begin, there are a number of issues associated with using permanent titanium systems. Biodegradable systems deliver many of the benefits of their metal counterparts, without the disadvantages:

	METAL	ABMT’s PA devices
Cranial Growth	• Growth restriction • Intracranial implant migration	• Stimulation of growth leading to better bone healing
Accumulation of Metal in tissues	Yes	No
Adverse Effect
• Many necessitate removal operation either for mechanical strength of the overall structure
• majority of implant failures occur at the bone-screw interface with screw pullout being the most common mechanistic cause of construct failure
• should the bone fail to heal, these micromotions will persist and cause the metallic screw to oscillate within the far softer surrounding bone interface
None
Stiffness for optimal healing	• Too stiff • Stress shielding can result in bone atrophy and degradation	• Optimal stiffness/flexibility characteristics to achieve surgical fixation, while conforming to the softer, more pliable bone of the patient
Other Effects
• Implant palpability
• Temperature sensitivity
• Occasionally visibility
• Could cause trauma in the event of mechanical failure
• Imaging and radiotherapy interference
• Potential for cross contamination
• No long-term palpability • No temperature sensitivity • Predictable degradation • Reduced patient trauma • No imaging and radiotherapy interference • No second surgery required
Cost of product	Cost to hospital: $400-$2200	Cost to hospital: $300

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

Employees
As of October 31, 2011, we had 16 employees, with 9 employees in R&D and Clinical, Regulatory, including 4 part-time employees, 5 employees in General and Administrative, 2 employees in Accounting including 1 part-time employee. There are no employees in sales, marketing, and manufacture because we are in the clinical trial stage.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

The company’s facilities are located at Block A, Longcheng Tefa Industrial park, Longgang, Shenzhen, China.

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

Guangdong has entered a transition period from an elite education to a popularized higher education.  The total number of registered students has experienced an annual growth rate of 25%. There are 112 universities and colleges offering higher education in Guangdong province with over 349,300 students graduated in 2010. Combined with graduates from other parts of China, there are over 600,000 job-seeking graduates in total in Guangdong in 2010.

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

The Company’s production facilities are fully compliant with GMP requirements.  While the Company has not yet received SFDA approval for its products, we expect to obtain SFDA approval in 2012. We are in progress of achieving this goal.

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

Our company’s securities are traded on the world’s largest electronic interdealer quotation system “OTCQB” operated by the OTC Markets Group under the symbol “ABMT”.

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter 08-01-11 to 10-31-11	$2.45	$0.20
Third Quarter 05-01-11 to 07-31-11	$3.00	$0.98
Second Quarter 02-01-11 to 04-30-11	$1.04	$0.65
First Quarter 11-01-10 to 01-31-11	$0.65	$0.50

Fiscal Quarter	High Bid	Low Bid
2010
Fourth Quarter 08-01-10 to 10-31-10	$1.00	$0.06
Third Quarter 05-01-10 to 07-31-10	$3.00	$3.00
Second Quarter 02-01-10 to 04-30-10	$3.00	$3.00
First Quarter 11-01-09 to 01-31-10	$3.10	$3.00

Shareholders

At October 31, 2011, we had 41 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Overview
The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The company’s lack of funds in new R&D, especially in clinical testing;
2.	The company’s lack of funds in new equipment and the utilization of the production process after SFDA approval;
3.	The company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The company needs funding for marketing and network build-up;
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

Our Business
We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau, is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications, which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide (“PA”). Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers, which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”). As of October 31, 2011, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China SFDA’s requirement on PA Screw trial. The Company is expecting the China’s SFDA’s approval for its PA Screw to be granted in 2012.

Completion of Clinical Trials for PA Screws

As of October 31, 2011, for medical study and comparison purpose, the company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures. Under SFDA Regulations, a total number of 60 cases must be completed before approval is considered. The clinical trials for the company’s PA Screws have been completed with 100 percent success rate.

SFDA Application Process for PA Screws

The company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the SFDA. The company’s SFDA application process will be resumed once the additional and supplementary reports are submitted to the SFDA. We expect the final SFDA approval in 2012.

Furthermore, we anticipate  that following the SFDA final approval; the company should be earning revenues as early as the fourth quarter of 2012. The company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2012 provided sufficient funding is in place.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2011.

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

Funding Needs

The Company estimates that it will need to raise minimum $1,000,000 over the next 12 months to bring its current products to market, and begin earning revenues.  While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.  There is a Letter of Continuing Financial Support signed between the Company and one of its major shareholders, Titan Technology Development Ltd.

China’s Marketing Analysis and Sales Strategy

We have established long term relationships with many hospitals and national distributors in China. Ms. WANG Hui, the Company’s CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor for Greater China, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

Number of Hospitals in China in year 2011 Statistic and Census report by the Ministry of Health of the People’s Republic of China.
Statistic and Census report by the Ministry of Health of the People’s Republic of China
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

Research and Development

Research and development costs related to both present and future products are expensed as incurred.  Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2011, October 31, 2009 and for the period from September 25, 2002 (inception) through October 31, 2011 was $19,734, $11,686 and $138,767 respectively.

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

U.S. Government Grant

In April 2011, the Company received approval of one grant totalling $244,479.25 awarded to the Company under the U.S. Government’s Qualifying Therapeutic Discovery Project, a program created as part of the Patient Protection and Affordable Care Act of 2010. The grant is to support the ongoing development of bio-absorbable internal fixation devices, the Company’s novel treatment for orthopaedic trauma. The grant was received in May 2011 in full.

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

Formation of Scientific Advisory Board (SAB)

Effective November 1, 2011, the Company formed a Scientific Advisory Board (SAB) to advise the Board of Directors in order to help the Company meet its goals. Neither the Company, nor its Directors or officers shall be bound by the SAB, but rather shall consider the scientific and strategic input and advice of the SAB Advisors in forming their respective decisions regarding the Company’s research and development projects. The management regard the creation of the SAB a new stage of development for the Company. The combination of in-house research efforts and strategic co-operations has already provided the Company with vital new programs. By leveraging the vast expertise of the members of the SAB, the management will be in an even stronger position to evaluate current and future opportunities and to deliver on their potential.

The Scientific Board consists of the following individuals: Prof. LIU Shang Li (M.D., Ph.D.), Dr. Thomas DeBerardino (M.D.), and Prof. Hani Awad (Ph.D.).

Prof. Liu Shang-li, M.D., Ph.D., professor and surgeon, specializing in Pediatric Orthopedic, Spinal and Joint Surgery. Director and Chief Physician of Incumbent Orthopaedics Department, Director of Sun Yat-sen Spinal Center, Doctoral and Post-Doctoral Mentor at Sun Yat-sen Memorial Hospital, Sun Yat-sen University in China. Prof. Liu has published more than 50 papers and co-authored 4 textbooks. He has been awarded with more than 10 prizes in scientific research. Prof. Liu is our Chief Medical Advisor for Greater China.

Dr. Thomas DeBerardino, M.D., Associate Professor at University of Connecticut, has authored over 40 scientific articles on ligament, tendon and cartilage injuries of the knee and shoulder, and has won several prestigious awards, Dr. DeBerardino spent eight years at the United States Military Academy where he was the Head Team Physician for the collegiate athletic teams and Director of the Sports Medicine Fellowship program. Dr. DeBerardino is our Chief Medical Advisor for North America.

Prof. Hani Awad, Ph.D., is an Associate Professor of Biomedical Engineering and Orthopaedics and a Principal Investigator in the Center for Musculoskeletal Research at the University of Rochester. Prof. Awad is a NIH funded scientist who has received multiple honors including the Wallace H. Coulter Foundation Early Career Translational Research Award in Biomedical Engineering, the Airlift Foundation Grant Award, and the Orthopaedic Research and Education Foundation’s (OREF) Early Career Grant Award, among other awards. Prof. Awad is our Chief Science Advisor.

Formation of Advisory Board

Effective May 25, 2011, the Company formed an Advisory Board to advise the Board of Directors regarding its business direction and investor relations. The Advisory Board is comprised of John R. Harrington Jr., Lamont Woody, Donald Varshine and Frank Pelaia.

John R. Harrington Jr., chairman of the advisory board, has 45 years experience in the banking industry. His experience has included being Chief Investment Officer, Vice President, Senior Trust Officer and Department Manager. Mr Harrington was also the Chairman of the Board of a publicly traded manufacturing company with operations in the United Kingdom, France, China and the United States. He was the founder of Harrington Capital Management, a private investment company responsible for analyzing investment portfolios. Mr Harrington is currently serving as Senior Management Director of Arista Capital Management, LLC, with responsibilities for operations. He also acts as Board Member on various not-for-profit organizations and currently a member of the Finance Committee of the Irish American Heritage Centre in Chicago.

Lamont Woody is a Principal at The Laconia Group, a team of national security experts with experience spanning the breadth of the defence, intelligence, homeland security, and law enforcement communities, including the defence contracting industry. Mr Woody has served in leadership positions in the USAF and US Army, culminating as an Army Colonel, serving as the Deputy Director in the Counter IED Operations Integration Center, Joint IED Defeat Organization. He understands operational information and logistics integration ranging from military Special Operations rapid insertion to conventional peacekeeping and national recapitalization. He has trained, equipped, and led military support missions to Iraq, Afghanistan, Bosnia, Cuba, Cambodia, Panama, and Somalia. He knows how to successfully build enduring, adaptable, and innovative organizations from the bottom up. Mr Woody holds masters degrees in National Security Strategy, Education, and Military Arts and Sciences.

Donald Varshine is the former president of a top 100 logistics company in the U.S. Mr Varshine was appointed chairperson of American Lighting Logistics Group, a national association within the lighting industry. He represented ALA as their national spokesperson at the National Motor Freight Traffic Group Hearings in Washington D.C. In addition, he has spoken at National Industry Trade Conference on the “Competitive Position of Logistics”. He has high visibility in the logistics industry setting up distribution networks for companies like Genlyte Thomas, Thomas & Betts, and H. J. Heinz. His background in this area is a major asset to the Company. Mr Varshine has also sat on numerous boards and is the former executive board member of the National Association of Small Shippers Traffic Conference.

Frank Pelaia is a former President of Francor Enterprises LLC.  His positions included regional sales manager for Fel Pro Inc, national presenter in automotive aftermarket industry and held sales management positions with Lockwook-Abriola Inc, and manager for J.C. Penny Co and Pittsburgh National Bank.  Mr. Pelaia has set on numerous advisory boards throughout his 33 year military career serving as a US Army Officer.  Mr. Pelaia is also a former executive board member of Integrated Logistics.

Finance Costs

As of October 31, 2011 and 2010, the Company owed $147,137 and $217,951 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2011 and 2010, the Company owed $520,361 and $421,338 to Chi Fung Yu, $505,781 and $367,062 to Tie Jun Chen (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from following stockholder and the related parties accrued for the year ended October 31, 2011 and October 31, 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 are $8,422, $18,074and $45,854 for Titan Technology Development Ltd.; $22,918, $25,192 and $69,875 for Chi Fung Yu; $29,713, $16,006 and $45,719 for Tie Jun Chen.

As of October 31, 2010 and October 31, 2009, the Company owed the following amount respectively to three directors for advances made - $533,981 and $156,302 to Wang Hui, $5,261 and $839 to Kai Gui, $19,225 and $1,800 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2011 and October 31, 2010, the Company owed $0 and $400,192 respectively to a related company Yichen Medical Device Co. Ltd. on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company for the year ended October 31, 2011, the year ended October 31, 2010 and the period from September 25, 2002 (inception) through October 31, 2011 respectively is $8,267, $8,746 and $78,602 for Wang Hui; $0, $0 and $23 for Kai Gui; $0, $0 and $56 for Chi Ming Yu; $18,793, $19,610 and $125,463 for Yichen Medical Device Co. Ltd.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2011 and 2010. ABMT has net operating loss carry forwards for income taxes amounting to approximately $313,376 and $261,232 as of October 31, 2011 and 2010 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2011 and 2010 was $313,376 and $261,232 respectively. The net change in the valuation allowance for 2011 was an increase of $52,144.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $2,923,483 at October 31, 2011 that includes a net loss of $487,439 for the year ended October 31, 2011. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2011 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,675,568 at October 31, 2011 compared to a working capital deficit of $1,539,958 as of October 31, 2010. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a SFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $212,027 in the year ended October 31, 2011. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from a stockholder and a related party, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities
We recorded $73,947 net cash used in investing activities in the year ended October 31, 2011. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the year ended October 31, 2011 was $322,343, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements
Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2011, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,923,483 as of October 31, 2011 that includes a net loss of $487,439 for the year ended October 31, 2011.  The Company’s total current liabilities exceed its total current assets by $1,675,568 and the Company used cash in operations of $212,027.

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

During the year ended October 31, 2011, loans from Company’s Stockholders, three directors, a related company and two related parties totaling $1,731,746 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

The financial statements of the Company’s subsidiary denominated in currencies other than US $are translated into US $using the closing rate method.  The balance sheet items are translated into US $using the exchange rates at the respective balance sheet dates.  The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year.  All exchange differences are recorded within equity.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 15, 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Since the Company is not a health care entity, the standard does not have any impact on the Company’s consolidated financial position or results of operations.

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance”. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2011

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Biomedical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years ended October 31, 2011 and 2010, and the period September 25, 2002 (Inception) through October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2011 and 2010, the results of its operations and its cash flows for the years ended October 31, 2011 and 2010, and the period September 25, 2002 (Inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company had a net loss of $487,439, an accumulated deficit of $2,923,483 and a working capital deficiency of $1,675,568 and used cash in operations of $212,027. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

February 14, 2012

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. (“ABMT”)
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	October 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$78,781	$38,614
Other receivables and prepaid expenses	21,933	12,623
Total Current Assets	100,714	51,237

PROPERTY AND EQUIPMENT, NET	103,170	49,461
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	9,628	—
TOTAL ASSETS	$213,512	$100,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$44,536	$25,711
Due to a stockholder	147,137	217,951
Due to directors	558,467	158,941
Due to a related company	—	400,192
Due to related parties	1,026,142	788,400
Total Current Liabilities	1,776,282	1,591,195

COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
ABMT Stockholders’ Deficit
Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,474,850 and 56,144,850 shares issued and outstanding as of October 31, 2011 and 2010	565	562
Common stock, 230,000 shares to be issued	—	2
Stock subscription receivable	—	(230,000)
Additional paid-in capital	1,626,610	1,494,551
Deferred stock compensation	(87,501)	(206,459)
Accumulated deficit during development stage	(2,923,483)	(2,436,044)
Accumulated other comprehensive loss	(178,961)	(113,109)
Total ABMT Stockholders’ Deficit	(1,562,770)	(1,490,497)

Noncontrolling interests	—	—
Total Deficit	(1,562,770)	(1,490,497)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$213,512	$100,698

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		September 25, 2002
	October 31,		(Inception) through
	2011	2010	October 31, 2011

OPERATING EXPENSES
General and administrative expenses	$608,806	$687,210	$2,591,175
Depreciation	5,940	22,096	267,310
Research and development (Net of government grant)	19,734	11,686	138,767
Total Operating Expenses	634,480	720,992	2,997,252

LOSS FROM OPERATIONS	(634,480)	(720,992)	(2,997,252)

OTHER INCOME (EXPENSES)
Government grants	244,479	—	244,479
Interest income	94	103	1,695
Interest paid to a stockholder and related parties	(61,053)	(59,272)	(161,448)
Imputed interest	(27,060)	(28,356)	(204,144)
Other, net	(9,419)	(8,282)	(24,018)
Total Other Income (Expenses), net	147,041	(95,807)	(143,436)

LOSS FROM OPERATIONS BEFORE TAXES	(487,439)	(816,799)	(3,140,688)
Income tax expense	—	—	—
NET LOSS	(487,439)	(816,799)	(3,140,688)
Net loss attributable to noncontrolling interests	—	—	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(487,439)	(816,799)	(2,923,483)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(65,852)	(29,063)	(178,961)
Add: foreign currency translation loss attributable to noncontrolling interest	—	—	—
Foreign currency translation loss attributable to ABMT common stockholders	(65,852)	(29,063)	(178,961)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(553,291)	$(845,862)	$(3,102,444)

Net loss per share-basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year
- basic and diluted	56,417,042	55,864,524

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Accumulated	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	other
	Number of Shares	Amount	Number of Shares	Amount	subscriptions receivable	Paid-in capital	Stock Compensation	development stage	comprehensive loss	Noncontrolling interests	Total

Stock issued to founders for cash	50,510,000	$505	—	$—	$—	$275,002	$—	$—	$—	$217,205	$492,712

Net loss for the period	—	—	—	—	—	—	—	(40,343)	—	(17,290)	(57,633)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(225)	10	(215)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(57,848)

Balance at December 31, 2003	50,510,000	505	—	—	—	275,002	—	(40,343)	(225)	199,925	434,864

Net loss for the year	—	—	—	—	—	—	—	(65,960)	—	(28,269)	(94,229)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(357)	2	(355)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(94,584)

Balance at December 31, 2004	50,510,000	505	—	—	—	275,002	—	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	23,103	—	—	—	—	23,103

Net loss for the year	—	—	—	—	—	—	—	(357,863)	—	(153,370)	(511,233)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(12,290)	2,064	(10,226)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(521,459)

Balance at December 31, 2005	50,510,000	505	—	—	—	298,105	—	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,184	—	—	—	—	27,184

Net loss for the year	—	—	—	—	—	—	—	(172,738)	—	(18,276)	(191,014)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(6,084)	(2,076)	(8,160)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(199,174)

Balance at December 31, 2006	50,510,000	505	—	—	—	325,289	—	(636,904)	(18,956)	—	(330,066)

Imputed interest on advances from a stockholder, related company and related party	—	—	—	—	—	39,021	—	—	—	—	39,021

Net loss for the year	—	—	—	—	—	—	—	(196,871)	—	—	(196,871)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(27,401)	—	(27,401)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(224,272)

Balance at December 31, 2007	50,510,000	505	—	—	—	364,310	—	(833,775)	(46,357)	—	(515,317)

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,764	—	—	—	—	27,764

Net loss for the period	—	—	—	—	—	—	—	(227,038)	—	—	(227,038)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(35,833)	—	(35,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(262,871)

Balance at October 31,2008	50,510,000	505	—	—	—	392,074	—	(1,060,813)	(82,190)	—	(750,424)

Recapitalization	5,104,000	51	—	—	—	(51)	—	—	—	—	—

Stock issued for services ($3.05 per share)	100,000	1	—	—	—	304,999	(292,292)	—	—	—	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	—	—	—	—	5,750	—	—	—	—	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	—	—	—	—	2,300	—	—	—	—	2,300

Contributed capital	—	—	—	—	—	26,950	—	—	—	—	26,950

Distributed to the stockholders	—	—	—	—	—	(31,409)	—	—	—	—	(31,409)

Imputed Interest on advances from a stockholder and related company	—	—	—	—	—	31,656	—	—	—	—	31,656

Net loss for the year	—	—	—	—	—	—	—	(558,432)	—	—	(558,432)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(1,856)	—	(1,856)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(560,288)

Balance at October 31, 2009	55,721,000	557	—	—	—	732,269	(292,292)	(1,619,245)	(84,046)	—	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	—	—	—	—	10,000	—	—	—	—	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	—	—	—	—	25,000	—	—	—	—	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	—	—	—	205,248	—	—	—	—	205,250

Stock to be issued for cash in private placement ($1.0 per share)	—	—	230,000	2	(230,000)	229,998	—	—	—	—	—

Stock issued for services ($1 per share)	100,000	1	—	—	—	99,999	(100,000)	—	—	—	—

Stock issued for services ($1 per share)	13,683	—	—	—	—	13,683	(13,683)	—	—	—	—

Stock issued for services ($1 per share)	150,000	2	—	—	—	149,998	(150,000)	—	—	—	—

Amortisation for stock issued for services	—	—	—	—	—	—	349,516	—	—	—	349,516

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	28,356	—	—	—	—	28,356

Net loss for the year	—	—	—	—	—	—	—	(816,799)	—	—	(816,799)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(29,063)	—	(29,063)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	—	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	—	—	—	—	—	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	—	—	—	104,999	(105,000)	—	—	—	—

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,060	—	—	—	—	27,060

Amortisation for stock issued for services	—	—	—	—	—	—	223,958	—	—	—	223,958

Net loss for the year	—	—	—	—	—	—	—	(487,439)	—	—	(487,439)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(65,852)	—	(65,852)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(553,291)
Balance at October 31, 2011	56,474,850	$565	—	$—	$—	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$—	$(1,562,770)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 25, 2002
	Year ended October 31,		(inception) through
	2011	2010	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(487,439)	$(816,799)	$(2,923,483)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,940	22,096	267,310
Loss on disposal of fixed assets	8,308	5,328	11,704
Stock issued for services	223,958	349,516	586,183
Noncontrolling interests	—	—	(217,205)
Imputed interest	27,060	28,356	204,144
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(8,469)	8,145	(21,933)
Increase (decrease) in:
Other payables and accrued expenses	18,615	(5,052)	44,536
Net cash used in operating activities	(212,027)	(408,410)	(2,048,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(47,843)	(5,638)	(365,063)
Construction in progress	(16,708)	—	(17,121)
Deposit for purchase of property and equipment	(9,396)	—	(9,628)
Net cash used in investing activities	(73,947)	(5,638)	(391,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—	505
Proceeds from issuance of shares	230,000	240,250	478,300
Contribution by stockholders	—	—	519,157
Distributed to stockholders	—	—	(31,409)
Due to a stockholder	(71,204)	(117,793)	147,137
Due to directors	382,798	(66,051)	558,467
Due to a related company	(410,019)	—	—
Due to related parties	190,768	384,919	1,026,142
Net cash provided by financing activities	322,343	441,325	2,698,299

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,798	731	(178,962)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,167	28,008	78,781

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	38,614	10,606	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,781	$38,614	$78,781

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

On January 29, 2008, Masterise entered into a Share Purchase Agreement (“the Agreement”) with a stockholder of Shenzhen Changhua whereupon Masterise acquired 70% of Shenzhen Changhua for US$64,100 in cash. The acquisition was completed on February 25, 2008. As both Masterise and Shenzhen Changhua are under common control and management, the acquisition was accounted for as a reorganization of entities under common control. Accordingly, the operations of Shenzhen Changhua were included in the consolidated financial statements as if the transactions had occurred retroactively.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2011 and 2010, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment annually during the fourth quarter or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2011 and 2010, the Company has not recognized any allowances for impairment.

(G)	Fair value of financial instruments

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

In April 2011, the Company was informed of approval of one grant totaling $244,479 under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a 30-year period. The grant was received on May 6, 2011. There are no matching funding requirements or other requirements necessary to receive the funding and, therefore, the grant is classified as other income.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2011 and 2010, and for the period from September 25, 2002 (inception) through October 31, 2011 was $19,734, $11,686 and $138,767 respectively.

(K)	Foreign currency translation

ABMT, Masterise and Shenzhen Changhua maintain their accounting records in their functional currencies of US$, HK$and RMB respectively.

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

The financial statements of Masterise and Shenzhen Changhua (whose functional currency is HK$and RMB respectively) are translated into US$using the closing rate method. The balance sheet items are translated into US$using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

The exchange rates used to translate amounts in HK$and RMB into US$for the purposes of preparing the financial statements were as follows:

	October 31,2011	October 31, 2010
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7641=RMB6.3547	US$1=HK$7.7524=RMB6.67180

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7817=RMB6.5119	US$1=HK$7.76739=RMB6.80784

The translation loss recorded for the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 was $65,852, $29,063 and $178,961 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$at that rate or any other rate.

The value of RMB against US$and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions, Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$reporting.

(L)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$to US$is reported as other comprehensive gain (loss) in the statements of operations and stockholders’ equity. Other comprehensive loss for the years ended October 31, 2011 and 2010, and for the period from September 25, 2002 (inception) through October 31, 2011, was $65,852, $29,063 and $178,961 respectively

(M)	Earnings per share

Basic earnings per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2011 and 2010.

(N)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

	(O)	Recent Accounting Pronouncements

On September 15, 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

In July 2011, the FASB issued ASU 2011-07, Health Care Entities (Topic 954), which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Since the Company is not a health care entity, the standard does not have any impact on the Company’s consolidated financial position or results of operations.

In June 2011 the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance”. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s Consolidated Financial Statements.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2011 and 2010:

	October 31,
	2011	2010

Plant and machinery	$176,803	$155,201
Motor vehicles	43,385	41,323
Office equipment	25,777	25,029
Computer software	5,017	—
Office improvements	126,427	120,418
Construction in progress	17,121	—
	394,530	341,971
Less: accumulated depreciation	291,360	292,510

Property and equipment, net	$103,170	$49,461

Depreciation expense for the year ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception)

through October 31, 2011 was $5,940, $22,096 and $267,310 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2011 and 2010 consisted of the following:

	October 31,
	2011	2010

Other payables	$253	$427
Accrued expenses	44,283	25,344
	$44,536	$25,771

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2011 and 2010, the Company owed $147,137 and $217,951 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2011 and 2010, the Company owed $1,026,142 and $788,400 to two related parties which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 were $61,053, $59,272 and $161,448 respectively.

As of October 31, 2011 and 2010, the Company owed $558,467 and $158,941 respectively to three directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

As of October 31, 2011 and 2010, the Company owed $0 and $400,192 respectively to a related company on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to three directors and a related company are $27,060, $28,356 and $204,144 for the years ended October 31, 2011, and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 respectively.

For the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011, the Company paid two directors $10,000, $0 and $10,000 respectively for consultancy services.

On October 26, 2010, the Company issued 150,000 shares of restricted common stock at $1 to a director for advisory services. The shares were valued at the recent cash offering price, yielding an aggregate fair value of $150,000.

5.	STOCKHOLDERS’ DEFICIENCY

Common stock

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

For the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31,

2011, the Company recognized $223,958, $349,516 and $586,182 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $87,501 and $206,459 as of October 31, 2011 and 2010 for these services.

6.	COMMITMENTS AND CONTINGENCIES

	(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $15,988, $7,304 and $38,854 for the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

	(B)	Lease commitments

The Company leased office space from a third party under an operating lease at monthly rental of $1,951 subject to an annual increase of 5% in each year. The lease expires on July 20, 2014. The Company also leases six apartments for staff under three operating leases with a third party at monthly rental totaling $546, all of which expire in July 2012.

As of October 31, 2011, the Company had outstanding commitments with respect to the above operating lease, which are due as follows:

2012	$28,994
2013	25,604
2014	19,309
2015	—
Total	$73,907

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2011 and 2010. ABMT has net operating loss carry forwards for income taxes amounting to approximately $313,376 and 261,232 as of October 31, 2011 and 2010 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2011 and 2010 was $313,376 and $261,232 respectively. The net change in the valuation allowance for 2011 was an increase of $52,144.

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

During 2011 and 2010, 81%, 19%, 96% and 4% of the Company’s assets were located in the PRC and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $2,923,483 as of October 31, 2011 that includes a net loss of $487,439 for the year ended October 31, 2011. The Company’s total current liabilities exceed its total current assets by $1,675,568 and the Company used cash in operations of $212,027. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2011. The Company’s internal control over financial reporting as of October 31, 2011 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2011, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective October 31, 2011, Que Yong resigned from the Company’s board of directors for personal reasons. Que Yong’s resignation was not due to any disagreement with the registrant, known to an executive officer of the registrant, on any matter relating to the registrant’s operations, policies or practices.

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	38	President, Director
WANG Hui	42	Chief Executive Officer, Director
Kai GUI	42	Director, Secretary, Chief Financial Officer

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Officers and Directors

Chi Ming YU, Director and President, is Director of Operations at Titan Holdings, Inc. where his main responsibilities are in Administration, Company Finance and Investment, Marketing Research and Customer Relationship. From 2000 to 2003, Mr. Yu worked as a sales manager at Fu Feng LLC. From 2003 to present, Mr. Yu worked as Vice President at Titan Technology Development Ltd. Mr. Yu studied Computer Science at Rutgers University, New Jersey. Mr. Yu has extensive knowledge of the Company’s product line, and is fluent in several languages, including English and Chinese. The Board concluded that Mr. Yu should serve as a Director due to his background in the Company’s product line together with his communication skills

WANG Hui, Director and Chief Executive Officer, started her career at Hainan Xinte Pharmaceutical Ltd in China in 1990. She worked her way up from cashier to sales representative and then to sales manager. She then worked as District Manager of Southern China with Hainan Tianfeng Pharmaceutical Ltd, from 1995 to 2000 and as General Manager with Hainan Yichen Pharmaceutical Ltd. from 2001 to 2004. She is now the General Manager of Shenzhen Changhua. Ms Wang has skills and experience in R&A, marketing and business development in Chinese medical industry. The Board concluded that WANG Hui should serve as a Director due to her skills and experience in pharmaceutical sales and business development.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2011.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	$21,960	0	0	0	0	0	0
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2011.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	0	0	0	0	0	0	0
Chi Ming YU	$5,000	0	0	0	0	0	$5,000
Kai GUI	$5,000	0	0	0	0	0	$5,000

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	WANG Hui, CEO & Director	22,153,540	39.227%
Common Stock	Chi Ming YU, President & Director	0	0%

Common Stock	Kai GUI, Secretary & Director	150,000	0.266%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	21,049,660	37.273%
Common Stock	WU Ai Ping, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	8.853%
All Officers & Directors		22,303,540	39.493%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2011 and 2010, the Company owed $147,137 and $217,951 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $170,000 is included as an exhibit to this Form 10-K. There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2011 and 2010, the Company owed $520,361 and $421,338 respectively to Chi Fung Yu, $505,781 and $367,062 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

As of October 31, 2011 and October 31, 2010, the Company owed the following amount respectively to three directors for advances made - $533,981 and $156,302 to Wang Hui, $5,261 and $839 to Kai Gui, $19,225 and $1,800 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free, and there are no formal written agreements regarding these advances.

As of October 31, 2011 and October 31, 2010, the Company owed $0 and $400,192 respectively to a related company Yichen Medical Device Co. Ltd. on an unsecured basis, repayable on demand and interest free. There is no formal written agreement between the Company and Yichen Medical Device Co. Ltd. Yichen Medical Device is 100% owned by ABMT’s CEO and major shareholder WANG Hui.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 were $61,053, $59,272 and $161,448 respectively.

Imputed interest on the amounts owed to three directors and a related company are $27,060, $28,356 and $204,144 for the years ended October 31, 2011, and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011 respectively.

For the years ended October 31, 2011 and 2010 and for the period from September 25, 2002 (inception) through October 31, 2011, the Company paid two directors $10,000, $0 and $10,000 respectively for consultancy services.

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

2011	$33,400	Baker Tilly Hong Kong Limited
2010	$33,600	Baker Tilly Hong Kong Limited

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

    (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

    (6) There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees was.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	01-16-07	3.1
3.2	Bylaws	SB-2	01-16-07	3.2
4.1	Specimen Stock Certificate	SB-2	01-16-07	4.1
14.1	Code of Ethics				X
10.1	Titan – ABMT Loan Agreement				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter				X
X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

By:	/s/ Chi Ming YU, President and Director
By:	/s/ Kai GUI, Secretary and Chief Financial Officer
By:	/s/ WANG Hui, Director and Chief Executive Officer
Date:	February 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Chi Ming YU
Name:	Chi Ming YU, President and Director (Principal Executive Officer)
Date:	February 14, 2012

By:	/s/ WANG Hui,
Name:	WANG Hui, Director and Chief Executive Officer (Controller)
Date:	February 14, 2012

By:	/s/ Kai GUI
Name:	Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)
Date:	February 14, 2012