Form 10-Q
period 2012-01-31
Advanced Biomedical Technologies Inc.
filed 2012-03-21
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                          Accelerated filer  ☐
Non-accelerated filer   ☐                                                                           Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   [   ]      No   ☒
As of March 21, 2012, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended January 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2012.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2012
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of January 31, 2012 (unaudited) and October 31, 2011	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss
for the three months ended January 31, 2012 and 2011 (unaudited)
and the period from inception September 25, 2002 through January 31, 2012 (unaudited)
F-2
Condensed Consolidated Statements of Stockholders’ Deficit or the period from inception September 25, 2002 through January 31, 2012 (unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2012 and 2011 (unaudited) and the period from inception September 25, 2002 through January 31, 2012 (unaudited)	F-4
Notes to Condensed Consolidated Financial Statements (unaudited)	F5 - F8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT")
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	January 31,	October 31,
	2012	2011
	Unaudited

CURRENT ASSETS
Cash and cash equivalents	$72,668	$78,781
Other receivables and prepaid expenses	22,613	21,933
Total Current Assets	95,281	100,714

PROPERTY AND EQUIPMENT, NET	148,562	103,170
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	331	9,628
TOTAL ASSETS	$244,174	$213,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$73,788	$44,536
Due to a stockholder	174,597	147,137
Due to directors	555,265	558,467
Due to related parties	1,178,446	1,026,142
Total Current Liabilities	1,982,096	1,776,282

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,574,850 and 56,474,850 shares
issued and outstanding as of January 31, 2012 and October 31, 2011	566	565
Additional paid-in capital	1,653,219	1,626,610
Deferred stock compensation	(77,917)	(87,501)
Accumulated deficit during development stage	(3,122,948)	(2,923,483)
Accumulated other comprehensive loss	(190,842)	(178,961)
Total ABMT Stockholders' Deficit	(1,737,922)	(1,562,770)

Noncontrolling interests	-	-
Total Deficit	(1,737,922)	(1,562,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$244,174	$213,512

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(Inception) through
	2012	2011	January 31, 2012

OPERATING EXPENSES
General and administrative expenses	$150,380	$125,853	$2,741,555
Depreciation	5,306	1,308	272,616
Research and development (Net of
government grant)	17,632	30	156,399
Total Operating Expenses	173,318	127,191	3,170,570

LOSS FROM OPERATIONS	(173,318)	(127,191)	(3,170,570)

OTHER INCOME (EXPENSES)
Government grants	-	908	244,479
Interest income	27	24	1,722
Interest paid to a stockholder
and related parties	(19,779)	(14,826)	(181,227)
Imputed interest	(6,610)	(6,840)	(210,754)
Other, net	215	(349)	(23,803)
Total Other Income (Expenses), net	(26,147)	(21,083)	(169,583)

LOSS FROM OPERATIONS BEFORE TAXES	(199,465)	(148,274)	(3,340,153)
Income tax expense	-	-	-
NET LOSS	(199,465)	(148,274)	(3,340,153)
Net loss attributable to noncontrolling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(199,465)	(148,274)	(3,122,948)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(11,881)	(16,856)	(190,842)
Add: foreign currency translation loss
attributable to noncontrolling interest	-	-	-
Foreign currency translation loss
attributable to ABMT common stockholders	(11,881)	(16,856)	(190,842)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(211,346)	$(165,130)	$(3,313,790)

Net loss per share-basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding during the period
- basic and diluted	56,534,633	56,374,850

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

								Accumulated	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	other
	Number		Number of		subscriptions	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	Shares	Amount	receivable	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder,
related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder
and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	-	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(553,291)
Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from a stockholder
and related company	-	-	-	-	-	6,610	-	-	-	-	6,610

Amortisation for stock issued for services	-	-	-	-	-	-	29,584	-	-	-	29,584

Net loss for the period	-	-	-	-	-	-	-	(199,465)	-	-	(199,465)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(11,881)	-	(11,881)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(211,346)
Balance at January 31, 2012	56,574,850	$566	-	$-	$-	$1,653,219	$(77,917)	$(3,122,948)	$(190,842)	$-	$(1,737,922)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended		September 25, 2002
	January 31,		(inception) through
	2012	2011	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(199,465)	$(148,274)	$(3,122,948)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation	5,306	1,308	272,616
Loss on disposal of fixed assets	-	-	11,876
Stock issued for services	29,584	63,125	615,766
Noncontrolling interests	-	-	(217,205)
Imputed interest	6,610	6,840	210,754
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(514)	(566)	(22,613)
Increase (decrease) in:
Other payables and accrued expenses	29,155	(6,205)	73,788
Net cash used in operating activities	(129,324)	(83,772)	(2,177,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(66,918)	-	(433,054)
Construction in progress	17,159	-	-
Deposit for purchase of property and equipment	9,320	-	(331)
Net cash used in investing activities	(40,439)	-	(433,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	230,000	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	27,339	(118,352)	174,597
Due to directors	(7,108)	(16,832)	555,265
Due to a related company	-	-	-
Due to related parties	143,184	(32,963)	1,178,446
Net cash provided by financing activities	163,415	61,853	2,874,861

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	235	(565)	(190,843)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,113)	(22,484)	72,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,781	38,614	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,668	$16,130	$72,667

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of January 31, 2012, the consolidated results of operations for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) to January 31, 2012 and consolidated statements of cash flows for the three months ended  January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) to January 31, 2012. The consolidated results for the three months ended January 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2011 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 14,  2012.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

NOTE 5  RELATED PARTY TRANSACTIONS

As of January 31, 2012, the Company owed a stockholder $174,597 which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of January 31, 2012, the Company owed two related parties a total of $1,178,446 which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012 were $19,779, $14,826 and $181,227 respectively.

As of January 31, 2012, the Company owed $555,265 to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors, and a related company is $6,610, $6,840 and $210,754 for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012 respectively.

NOTE 6   STOCKHOLDERS’ EQUITY

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to a chief officer of dental technologies for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. For the three months ended January 31, 2012, the Company recognized $3,333 as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $16,667 as of January 31, 2012.

For the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012, the Company recognized $29,584, $63,125 and $615,766 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $77,917 and $143,334 as of January 31, 2012 and 2011 for these services.

NOTE 7   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8  GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $3,122,948 as of January 31, 2012 that includes a net loss of $199,465 for the three months ended January 31, 2012. As of January 31, 2012, the Company’s total current liabilities exceeded its total current assets by $1,886,815 and the Company used cash in operations of $129,324 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 14, 2012.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials, their uses and manufacturing processes are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At present, our company is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2012, we have completed all additional clinical trials required by the SFDA. We expect the final SFDA approval by the end of 2012.

Furthermore, we anticipate that following the SFDA final approval, the Company should be earning revenues as early as the fourth quarter of 2012. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2012 provided sufficient funding is in place.

Process of Human Trials

As of January 31, 2012, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2012.

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

Number of Hospitals at the end of July 2011 Statistic and Census report by the Ministry of Health of the People's Republic of China.

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

The Company has developed six proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company’s product range will ultimately cover the full gamut of components featuring self-reinforced, re-absorbable, biodegradable PA macromolecule polymer materials for implantation, including human orthopedic and dental applications, as well as veterinary applications. We expect research and development expenses to grow as we continue to invest in basic and advanced research, clinical trials, product development and in our intellectual property.

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

Formation of Scientific Advisory Board (SAB)

Effective November 1, 2011, the Company formed a Scientific Advisory Board (SAB) to advise the Board of Directors on meeting the Company’s goals. Neither the Company, nor its Directors or officers shall be bound by the SAB, but rather shall consider the scientific and strategic input and advice of the SAB Advisors in forming their respective decisions regarding the Company’s research and development projects. The management regards the creation of the SAB a new stage of development for the Company. The combination of in-house research efforts and strategic co-operations will provide the Company with vital new programs. By leveraging the vast expertise of the members of the SAB, the management will be in an even stronger position to evaluate current and future opportunities and to deliver on their potential.

The Scientific Board consists of the following individuals: Prof. LIU Shang Li (M.D., Ph.D.), Dr. Thomas DeBerardino (M.D.), and Prof. Hani Awad (Ph.D.).

Prof. Liu Shang-li, M.D., Ph.D., is a professor and surgeon, specializing in Pediatric Orthopedic, Spinal and Joint Surgery. He is Director and Chief Physician of Incumbent Orthopaedics Department, Director of Sun Yat-sen Spinal Center, Doctoral and Post-Doctoral Mentor at Sun Yat-sen Memorial Hospital and Sun Yat-sen University in China. Prof. Liu has published more than 50 papers and co-authored 4 textbooks. He has been awarded with more than 10 prizes in scientific research. Prof. Liu is our Chief Medical Advisor for Greater China.

Dr. Thomas DeBerardino, M.D., Associate Professor at University of Connecticut, has authored over 40 scientific articles on ligament, tendon and cartilage injuries of the knee and shoulder, and has won several prestigious awards.   Dr. DeBerardino spent eight years at the United States Military Academy where he was the Head Team Physician for the collegiate athletic teams and Director of the Sports Medicine Fellowship program. Dr. DeBerardino is our Chief Medical Advisor for North America.

Prof. Hani Awad, Ph.D., is an Associate Professor of Biomedical Engineering and Orthopaedics and a Principal Investigator in the Center for Musculoskeletal Research at the University of Rochester. Prof. Awad is a NIH funded scientist who has received multiple honors including the Wallace H. Coulter Foundation Early Career Translational Research Award in Biomedical Engineering, the Airlift Foundation Grant Award, and the Orthopaedic Research and Education Foundation's (OREF) Early Career Grant Award, amongst other awards. Prof. Awad is our Chief Science Advisor.

Facility and Laboratory Renovation

The Company’s GMP certified facilities at Shenzhen, China, have been under renovation to meet the newly adopted “SFDA Sterilized Medical Devices and Medical Implants Regulation”. Once the renovation is fully completed, our facilities will meet the new standard and even exceed the GMP requirements in certain areas.

Finance Costs

As of January 31, 2012, a stockholder and two related parties had loaned a total of $1,353,043 to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012 were $19,779, $14,826 and $181,227 respectively

As of January 31, 2012, the Company owed $555,265 to the directors and a related company for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,610, $6,840 and $210,754 for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012, respectively.

	Three months ended		September 25, 2002
	January 31		(Inception) through
	2012	2011	January 31, 2012

Interest payable to a stockholder and two related parties	$19,779	14,826	181,227
Imputed interest on advances from directors and a related company	$6,610	6,840	210,754

Net Loss

The net loss for the three months ended January 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through January 31, 2012 were $199,465, $148,274 and $3,340,153 respectively. We do not have any revenue from inception to January 31, 2012 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,886,815 as of January 31, 2012 compared to a working capital deficit of $1,675,568 as of October 31, 2011. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $129,324 in the three months ended January 31, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors and a related company, and others like decrease in other receivables and prepaid expenses.

Net Cash Used in Investing Activities
We recorded $40,439 net cash used in investing activities in the three months ended January 31, 2012. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended January 31, 2012 was $163,415, which represented advances from related parties, loan repayment to stockholder and directors.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at January 31, 2012, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

According to paragraph 360-10-35-17 of the ASC, all long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If impairment is indicated, we reduce the carrying value of the asset to fair value. Fair value would be determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2012.

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

March 21, 2012	ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

	By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

	By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)