Form 10-Q
period 2012-04-30
Advanced Biomedical Technologies Inc.
filed 2012-06-19
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2012

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

As of June 19, 2012, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended April 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2012.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2012
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2012 and October 31, 2011 (unaudited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2012 and 2011 and the period from September 25, 2002 (inception) through April 30, 2012 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through April 30, 2012 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2012 and 2011 and the period from September 25, 2002 (inception) through April 30, 2012 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F5 - F8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	April 30,	October 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$64,776	$78,781
Other receivables and prepaid expenses	22,124	21,933
Total Current Assets	86,900	100,714

PROPERTY AND EQUIPMENT, NET	147,858	103,170
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	332	9,628
TOTAL ASSETS	$235,090	$213,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$47,175	$44,536
Due to a stockholder	207,746	147,137
Due to related parties	1,307,586	1,026,142
Total Current Liabilities	1,562,507	1,217,815

DUE TO DIRECTORS	540,845	558,467
TOTAL LIABILITIES	2,103,352	1,776,282

COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
ABMT Stockholders' Deficit
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized; none issued and outstanding
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,574,850 and 56,474,850 shares
issued and outstanding as of April 30, 2012 and October 31, 2011	566	565
Additional paid—in capital	1,659,773	1,626,610
Deferred stock compensation	(46,667)	(87,501)
Accumulated deficit during development stage	(3,283,046)	(2,923,483)
Accumulated other comprehensive loss	(198,888)	(178,961)
Total ABMT Stockholders' Deficit	(1,868,262)	(1,562,770)

Noncontrolling interests	—	—
Total Deficit	(1,868,262)	(1,562,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$235,090	$213,512

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended		September 25, 2002
	April 30,		April 30,		(Inception) through
	2012	2011	2012	2011	April 30, 2012

OPERATING EXPENSES
General and administrative expenses	$111,415	$139,358	$261,795	$265,211	$2,852,970
Depreciation	6,511	1,285	11,817	2,593	279,127
Research and development expenses	12,538	—	30,170	30	168,937
Total Operating Expenses	130,464	140,643	303,782	267,834	3,301,034

LOSS FROM OPERATIONS	(130,464)	(140,643)	(303,782)	(267,834)	(3,301,034)

OTHER INCOME (EXPENSES), NET
Government grants	—	244,479	—	244,479	244,479
Interest income	24	12	51	36	1,746
Interest paid to a stockholder and related parties	(22,906)	(14,612)	(42,685)	(29,438)	(204,133)
Imputed interest	(6,554)	(6,781)	(13,164)	(13,621)	(217,308)
Others, net	(198)	(519)	17	(240)	(24,001)
Total Other Income (Expenses), net	(29,634)	222,579	(55,781)	201,216	(199,217)

LOSS (INCOME) FROM OPERATIONS BEFORE TAX	(160,098)	81,936	(359,563)	(66,618)	(3,500,251)
Income tax expense	—	—	—	—	—
NET (LOSS) INCOME	(160,098)	81,936	(359,563)	(66,618)	(3,500,251)
Net loss attributable to noncontrolling interests	—	—	—	—	217,205
NET (LOSS) INCOME ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(160,098)	81,936	(359,563)	(66,618)	(3,283,046)

OTHER COMPREHENSIVE LOSS
Total other comprehensive loss	(8,046)	(17,946)	(19,927)	(34,802)	(198,888)
Add: foreign currency translation loss
attributable to noncontrolling interest	—	—	—	—	—
Foreign currency translation loss
attributable to ABMT common stockholders	(8,046)	(17,946)	(19,927)	(34,802)	(198,888)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(168,144)	$63,990	$(379,490)	$(101,420)	$(3,481,934)

Net loss per share-basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	56,574,850	56,374,850	56,554,520	56,374,850

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

								Accumulated	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	other
	Number		Number		subscriptions	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	of Shares	Amount	receivable	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	—	$—	$—	$275,002	$—	$—	$—	$217,205	$492,712

Net loss for the period	—	—	—	—	—	—	—	(40,343)	—	(17,290)	(57,633)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(225)	10	(215)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(57,848)

Balance at December 31, 2003	50,510,000	505	—	—	—	275,002	—	(40,343)	(225)	199,925	434,864

Net loss for the year	—	—	—	—	—	—	—	(65,960)	—	(28,269)	(94,229)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(357)	2	(355)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(94,584)

Balance at December 31, 2004	50,510,000	505	—	—	—	275,002	—	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	23,103	—	—	—	—	23,103

Net loss for the year	—	—	—	—	—	—	—	(357,863)	—	(153,370)	(511,233)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(12,290)	2,064	(10,226)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(521,459)

Balance at December 31, 2005	50,510,000	505	—	—	—	298,105	—	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	27,184	—	—	—	—	27,184

Net loss for the year	—	—	—	—	—	—	—	(172,738)	—	(18,276)	(191,014)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(6,084)	(2,076)	(8,160)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(199,174)

Balance at December 31, 2006	50,510,000	505	—	—	—	325,289	—	(636,904)	(18,956)	—	(330,066)

Imputed interest on advances from a stockholder,
a related company and a related party	—	—	—	—	—	39,021	—	—	—	—	39,021

Net loss for the year	—	—	—	—	—	—	—	(196,871)	—	—	(196,871)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(27,401)	—	(27,401)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(224,272)

Balance at December 31, 2007	50,510,000	505	—	—	—	364,310	—	(833,775)	(46,357)	—	(515,317)

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	27,764	—	—	—	—	27,764

Net loss for the period	—	—	—	—	—	—	—	(227,038)	—	—	(227,038)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(35,833)	—	(35,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(262,871)

Balance at October 31,2008	50,510,000	505	—	—	—	392,074	—	(1,060,813)	(82,190)	—	(750,424)

Recapitalization	5,104,000	51	—	—	—	(51)	—	—	—	—	—

Stock issued for services ($3.05 per share)	100,000	1	—	—	—	304,999	(292,292)	—	—	—	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	—	—	—	—	5,750	—	—	—	—	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	—	—	—	—	2,300	—	—	—	—	2,300

Contributed capital	—	—	—	—	—	26,950	—	—	—	—	26,950

Distributed to the stockholders	—	—	—	—	—	(31,409)	—	—	—	—	(31,409)

Imputed Interest on advances from a stockholder
and a related company	—	—	—	—	—	31,656	—	—	—	—	31,656

Net loss for the year	—	—	—	—	—	—	—	(558,432)	—	—	(558,432)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(1,856)	—	(1,856)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(560,288)

Balance at October 31, 2009	55,721,000	557	—	—	—	732,269	(292,292)	(1,619,245)	(84,046)	—	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	—	—	—	—	10,000	—	—	—	—	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	—	—	—	—	25,000	—	—	—	—	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	—	—	—	205,248	—	—	—	—	205,250

Stock to be issued for cash in private placement ($1.0 per share)	—	—	230,000	2	(230,000)	229,998	—	—	—	—	—

Stock issued for services ($1 per share)	100,000	1	—	—	—	99,999	(100,000)	—	—	—	—

Stock issued for services ($1 per share)	13,683	—	—	—	—	13,683	(13,683)	—	—	—	—

Stock issued for services ($1 per share)	150,000	2	—	—	—	149,998	(150,000)	—	—	—	—

Amortisation for stock issued for services	—	—	—	—	—	—	349,516	—	—	—	349,516

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	28,356	—	—	—	—	28,356

Net loss for the year	—	—	—	—	—	—	—	(816,799)	—	—	(816,799)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(29,063)	—	(29,063)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(845,862)

Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	—	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	—	—	—	—	—	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	—	—	—	104,999	(105,000)	—	—	—	—

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	27,060	—	—	—	—	27,060

Amortisation for stock issued for services	—	—	—	—	—	—	223,958	—	—	—	223,958

Net loss for the year	—	—	—	—	—	—	—	(487,439)	—	—	(487,439)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(65,852)	—	(65,852)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(553,291)

Balance at October 31, 2011	56,474,850	$565	—	$—	$—	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$—	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	—	—	—	19,999	(20,000)	—	—	—	—

Imputed interest on advances from a stockholder
and a related company	—	—	—	—	—	13,164	—	—	—	—	13,164

Amortisation for stock issued for services	—	—	—	—	—	—	60,834	—	—	—	60,834

Net loss for the period	—	—	—	—	—	—	—	(359,563)	—	—	(359,563)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(19,927)	—	(19,927)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(379,490)

Balance at April 30, 2012	56,574,850	$566	—	$—	$—	$1,659,773	$(46,667)	$(3,283,046)	$(198,888)	$-	$(1,868,262)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended		September 25, 2002
	April 30,		(inception) through
	2012	2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(359,563)	$(66,618)	$(3,283,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,817	2,593	279,127
Loss on disposal of property and equipment	—	—	11,895
Stock issued for services	60,834	126,251	647,016
Noncontrolling interests	—	—	(217,205)
Imputed interest	13,164	13,621	217,308
Changes in operating assets and liabilities
(Increase) decrease in:
Government grants receivable	—	(244,479)	—
Other receivables and prepaid expenses	73	(571)	(22,124)
Increase (decrease) in:
Other payables and accrued expenses	2,565	(1,120)	47,175
Net cash used in operating activities	(271,110)	(170,323)	(2,319,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,046)	—	(438,880)
Deposit for purchase of property and equipment	9,347	—	(332)
Net cash used in investing activities	(45,699)	—	(439,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—	505
Proceeds from issuance of shares	—	230,000	478,300
Contribution by stockholders	—	—	519,157
Distributed to stockholders	—	—	(31,409)
Due to a stockholder	60,532	(104,855)	207,746
Due to directors	(23,873)	(15,043)	540,845
Due to related parties	265,803	53,769	1,307,586
Net cash provided by financing activities	302,462	163,871	3,022,730

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	342	1,533	(198,888)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,005)	(4,919)	64,776

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,781	38,614	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,776	$33,695	$64,776

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial positions as of April 30, 2012 and October 31, 2011, the consolidated results of operations for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) to April 30, 2012 and consolidated statements of cash flows for the six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) to April 30, 2012. The consolidated results for the three and six months ended April 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2011 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 15,  2012.

NOTE 2   ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedicine Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30%, respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re—absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the State Food and Drug Administration (“SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise”), is considered a Development Stage Company.

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

NOTE 5  GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $3,283,046 as of April 30, 2012 that includes a net loss of $359,563 for the six months ended April 30, 2012. As of April 30, 2012, the Company’s total current liabilities exceeded its total current assets by $1,475,607 and the Company used cash in operations of $271,110 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6  RELATED PARTY TRANSACTIONS

As of April 30, 2012 and October 31, 2011, the Company owed a stockholder $207,746 and $147,137, respectively which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of April 30, 2012 and October 31, 2011, the Company owed two related parties a total of $1,307,586 and $1,026,142, respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012 were $22,906, $14,612, $42,685, $29,438 and $204,133, respectively.

As of April 30, 2012 and October 31, 2011, the Company owed $540,845 and $558,467, respectively to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors and a related company is $6,554, $6,781, $13,164, $13,621 and $217,308 for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012, respectively.

NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions.  The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases as of April 30, 2012:

Six months ending October 31, 2012	$18,632

Fiscal years ending October 31,
2013
2014	25,940
2015 and thereafter	15,083
Total	—
$41,023

NOTE 8  STOCKHOLDERS’ EQUITY

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to a chief officer of dental technologies for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $8,333 for the six months ended April 30, 2012 as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $11,667 as of April 30, 2012.

For the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012, the Company recognized $31,250, $63,126, $60,834, $126,251 and $647,016, respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $46,667 and $87,501 as of April 30, 2012 and October 31, 2011 for these services.

NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

On September 15, 2011 the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

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

In June 2011 the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management is currently evaluating the potential impact of ASU 2011-11 on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 does not have a material impact on the Company’s consolidated financial statements.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 15, 2012.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials, their uses and manufacturing processes are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2012, we have completed all additional clinical trials required by the SFDA. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2012 provided sufficient funding is in place.

Process of Human Trials

As of April 30, 2012, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2012.

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

Prof. Hani Awad, Ph.D., is an Associate Professor of Biomedical Engineering and Orthopaedics and a Principal Investigator in the Center for Musculoskeletal Research at the University of Rochester. Prof. Awad is a NIH funded scientist who has received multiple honors including the Wallace H. Coulter Foundation Early Career Translational Research Award in Biomedical Engineering, the Airlift Foundation Grant Award, and the Orthopaedic Research and Education Foundation's (OREF) Early Career Grant Award, among other awards. Prof. Awad is our Chief Science Advisor.

Facility and Laboratory Renovation

As of April 30, 2012, the Company has completed the renovation works at its GMP certified facilities in Shenzhen, China. The facilities were renovated to meet the newly adopted “SFDA Sterilized Medical Devices and Medical Implants Regulation”. The completed renovation has been approved by the SFDA Guangzhou Medical Device Inspection Center. The Company’s facilities now meet the new SFDA standard and exceed the GMP requirements in certain areas.

The completed renovation includes:
1.
Upgraded existing laboratory to higher level sterilized laboratory to meet the requirement of GMP standard - 100 - 10,000 of <5uM micro-dust per cube meter.  Additional 16% capacity has been added to the central air control system.

2.	Upgraded water supply system which will provide the entire modification area with purified water for production, fully compliant with the new SFDA’s guideline.
3.	Re-arranged part of the facilities to increase the production capacity.

Finance Costs

As of April 30, 2012 and October 31, 2011, a stockholder and two related parties had loaned a total of $1,515,332 and $1,173,279, respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012 were $22,906, $14,612, $42,685, $29,438 and $204,133, respectively.

As of April 30, 2012 and October 31, 2011, the Company owed $540,845 and $558,467, respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors and a related company, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,554, $6,781, $13,164, $13,621 and $217,308 for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012, respectively.

Net (Loss) Income

The net (loss) income for the three and six months ended April 30, 2012 and 2011 and for the period from September 25, 2002 (inception) through April 30, 2012 were ($160,098), $81,936, ($359,563), ($66,618) and ($3,500,251), respectively. We do not have any revenue from inception to April 30, 2012 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $1,475,607 and $1,117,101 as of April 30, 2012 and October 31, 2011, respectively. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $271,110 and $170,323 in the six months ended April 30, 2012 and 2011, respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like decrease in government grants receivables, other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $45,699 and $nil net cash used in investing activities in the six months ended April 30, 2012 and 2011, respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2012 and 2011 was $302,462 and $163,871, respectively, which represented advances from a stockholder and related parties, loan repayment to directors.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at April 30, 2012, will be insufficient to meet our cash needs.  The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

FASB Codification Topic 825 (ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 will have a material impact on the Company’s consolidated financial statements.

On September 15, 2011 the FASB issued ASU 2011-08, Testing Goodwill for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing both public and nonpublic entities with the option of performing a “qualitative” assessment to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted for certain companies. The Company has assessed the potential impact the adoption of ASU 2011-08 on its consolidated results of operations and consolidated financial position and concluded that there is no impact.

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

In June 2011 the FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company will adopt ASU 2011-05 in the first quarter of fiscal year 2012. The Company does not expect that the adoption of ASU 2011-05 will have a material impact on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. Management is currently evaluating the potential impact of ASU 2011-11 on the Company’s consolidated financial statements.

In December 2011, FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In order to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 does not have a material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2012.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2012.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2012	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)