Form 10-Q
period 2012-07-31
Advanced Biomedical Technologies Inc.
filed 2012-09-19
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2012

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

As of September 19, 2012, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Advanced BioMedical Technologies, Inc., formerly known as Geostar Mineral Corporation, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2011 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2012. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended July 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2012.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2012
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2012 and October 31, 2011 (unaudited)	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2012 and 2011 and the period from September 25, 2002 (inception) through July 31, 2012 (unaudited)
F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through July 31, 2012 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2012 and 2011 and the period from September 25, 2002 (inception) through July 31, 2012 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F5 - F8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. (“ABMT”)
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	July 31,	October 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$43,442	$78,781
Other receivables and prepaid expenses	20,676	21,933
Total Current Assets	64,118	100,714

PROPERTY AND EQUIPMENT, NET	141,851	103,170
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,637	9,628
TOTAL ASSETS	$207,606	$213,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$48,316	$44,536
Due to a stockholder	218,334	147,137
Due to related parties	1,427,858	1,026,142
Total Current Liabilities	1,694,508	1,217,815

DUE TO DIRECTORS	511,826	558,467

TOTAL LIABILITIES	2,206,334	1,776,282

COMMITMENTS AND CONTINGENCIES	—	—

DEFICIT
ABMT Stockholders’ Deficit

Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,574,850 and 56,474,850 shares issued and outstanding as of July 31, 2012 and October 31, 2011	566	565
Additional paid-in capital	1,665,890	1,626,610
Deferred stock compensation	(15,417)	(87,501)
Accumulated deficit during development stage	(3,473,925)	(2,923,483)
Accumulated other comprehensive loss	(175,842)	(178,961)

Total Deficit	(1,998,728)	(1,562,770)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,606	$213,512

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended		September 25, 2002
	July 31,		July 31,		(Inception) through
	2012	2011	2012	2011	July 31, 2012

OPERATING EXPENSES
General and administrative expenses	$110,699	$158,392	$372,494	$423,603	$2,963,669
Depreciation	6,602	1,311	18,419	3,904	285,729
Research and development (Net of government grant)	43,208	7,087	73,378	7,117	212,145
Total Operating Expenses	160,509	166,790	464,291	434,624	3,461,543

LOSS FROM OPERATIONS	(160,509)	(166,790)	(464,291)	(434,624)	(3,461,543)

OTHER INCOME (EXPENSES)
Government grants	—	—	—	244,479	244,479
Interest income	40	24	91	60	1,786
Interest paid to a stockholder and related parties	(24,593)	(14,890)	(67,278)	(44,328)	(228,726)
Imputed interest	(6,117)	(6,748)	(19,281)	(20,369)	(223,425)
Other, net	300	(721)	317	(961)	(23,701)
Total Other Income (Expenses), net	(30,370)	(22,335)	(86,151)	178,881	(229,587)

LOSS FROM OPERATIONS BEFORE TAXES	(190,879)	(189,125)	(550,442)	(255,743)	(3,691,130)
Income tax expense	—	—	—	—	—
NET LOSS	(190,879)	(189,125)	(550,442)	(255,743)	(3,691,130)
Net loss attributable to noncontrolling interests	—	—	—	—	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(190,879)	(189,125)	(550,442)	(255,743)	(3,473,925)

OTHER COMPREHENSIVE INCOME/(LOSS)
Total other comprehensive income/(loss)	23,046	(11,926)	3,119	(46,728)	(175,842)
Add: foreign currency translation income/(loss) attributable to noncontrolling interest	—	—	—	—	—
Foreign currency translation income/(loss) attributable to ABMT common stockholders	23,046	(11,926)	3,119	(46,728)	(175,842)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(167,833)	$(201,051)	$(547,323)	$(302,471)	$(3,649,767)

Net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	56,574,850	56,442,241	56,561,346	56,397,561

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

								Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	deficit during	Accumulated other
	Number		Number		subscriptions	Paid-in	Stock	development	comprehensive	Noncontrolling
	of Shares	Amount	of Shares	Amount	receivable	capital	Compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	—	$—	$—	$275,002	$—	$—	$—	$217,205	$492,712

Net loss for the period	—	—	—	—	—	—	—	(40,343)	—	(17,290)	(57,633)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(225)	10	(215)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(57,848)

Balance at December 31, 2003	50,510,000	505	—	—	—	275,002	—	(40,343)	(225)	199,925	434,864

Net loss for the year	—	—	—	—	—	—	—	(65,960)	—	(28,269)	(94,229)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(357)	2	(355)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(94,584)

Balance at December 31, 2004	50,510,000	505	—	—	—	275,002	—	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	23,103	—	—	—	—	23,103

Net loss for the year	—	—	—	—	—	—	—	(357,863)	—	(153,370)	(511,233)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(12,290)	2,064	(10,226)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(521,459)

Balance at December 31, 2005	50,510,000	505	—	—	—	298,105	—	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,184	—	—	—	—	27,184

Net loss for the year	—	—	—	—	—	—	—	(172,738)	—	(18,276)	(191,014)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(6,084)	(2,076)	(8,160)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(199,174)

Balance at December 31, 2006	50,510,000	505	—	—	—	325,289	—	(636,904)	(18,956)	—	(330,066)

Imputed interest on advances from a stockholder, related company and related party	—	—	—	—	—	39,021	—	—	—	—	39,021

Net loss for the year	—	—	—	—	—	—	—	(196,871)	—	—	(196,871)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(27,401)	—	(27,401)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(224,272)

Balance at December 31, 2007	50,510,000	505	—	—	—	364,310	—	(833,775)	(46,357)	—	(515,317)

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,764	—	—	—	—	27,764

Net loss for the period	—	—	—	—	—	—	—	(227,038)	—	—	(227,038)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(35,833)	—	(35,833)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(262,871)

Balance at October 31,2008	50,510,000	505	—	—	—	392,074	—	(1,060,813)	(82,190)	—	(750,424)

Recapitalization	5,104,000	51	—	—	—	(51)	—	—	—	—	—

Stock issued for services ($3.05 per share)	100,000	1	—	—	—	304,999	(292,292)	—	—	—	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	—	—	—	—	5,750	—	—	—	—	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	—	—	—	—	2,300	—	—	—	—	2,300

Contributed capital	—	—	—	—	—	26,950	—	—	—	—	26,950

Distributed to the stockholders	—	—	—	—	—	(31,409)	—	—	—	—	(31,409)

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	31,656	—	—	—	—	31,656

Net loss for the year	—	—	—	—	—	—	—	(558,432)	—	—	(558,432)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(1,856)	—	(1,856)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(560,288)

Balance at October 31, 2009	55,721,000	557	—	—	—	732,269	(292,292)	(1,619,245)	(84,046)	—	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	—	—	—	—	10,000	—	—	—	—	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	—	—	—	—	25,000	—	—	—	—	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	—	—	—	205,248	—	—	—	—	205,250

Stock to be issued for cash in private placement ($1.0 per share)	—	—	230,000	2	(230,000)	229,998	—	—	—	—	—

Stock issued for services ($1 per share)	100,000	1	—	—	—	99,999	(100,000)	—	—	—	—

Stock issued for services ($1 per share)	13,683	—	—	—	—	13,683	(13,683)	—	—	—	—

Stock issued for services ($1 per share)	150,000	2	—	—	—	149,998	(150,000)	—	—	—	—

Amortisation for stock issued for services	—	—	—	—	—	—	349,516	—	—	—	349,516

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	28,356	—	—	—	—	28,356

Net loss for the year	—	—	—	—	—	—	—	(816,799)	—	—	(816,799)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(29,063)	—	(29,063)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(845,862)
Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	—	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	—	—	—	—	—	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	—	—	—	104,999	(105,000)	—	—	—	—

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	27,060	—	—	—	—	27,060

Amortisation for stock issued for services	—	—	—	—	—	—	223,958	—	—	—	223,958

Net loss for the year	—	—	—	—	—	—	—	(487,439)	—	—	(487,439)

Foreign currency translation loss	—	—	—	—	—	—	—	—	(65,852)	—	(65,852)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(553,291)
Balance at October 31, 2011	56,474,850	$565	$—	$—	$—	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$—	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	—	—	—	19,999	(20,000)	—	—	—	—

Imputed interest on advances from a stockholder and related company	—	—	—	—	—	19,281	—	—	—	—	19,281

Amortisation for stock issued for services	—	—	—	—	—	—	92,084	—	—	—	92,084

Net loss for the period	—	—	—	—	—	—	—	(550,442)	—	—	(550,442)

Foreign currency translation loss	—	—	—	—	—	—	—	—	3,119	—	3,119

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(547,323)
Balance at July 31, 2012	56,574,850	$566	$—	$—	$—	$1,665,890	$(15,417)	$(3,473,925)	$(175,842)	$—	$(1,998,728)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended		September 25, 2002 (inception) through
	July 31,		July 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(550,442)	$(255,743)	$(3,473,925)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	18,419	3,904	285,729
Loss on disposal of fixed assets	—	—	11,884
Stock issued for services	92,084	181,043	678,266
Noncontrolling interests	—	—	(217,205)
Imputed interest	19,281	20,369	223,425
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	1,240	(9,775)	(20,676)
Increase (decrease) in:
Other payables and accrued expenses	3,803	(11,791)	48,316
Net cash used in operating activities	(415,615)	(71,993)	(2,464,186)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(74,552)	(6,542)	(439,464)
Construction in progress	17,180	(10,375)	—
Deposit for purchase of property and equipment	8,017	(14,663)	(1,637)
Net cash used in investing activities	(49,355)	(31,580)	(441,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—	505
Proceeds from issuance of shares	—	230,000	478,300
Contribution by stockholders	—	—	519,157
Distributed to stockholders	—	—	(31,409)
Due to a stockholder	71,050	(103,193)	218,334
Due to directors	(46,297)	(25,605)	511,826
Due to related parties	404,803	37,690	1,427,858
Net cash provided by financing activities	429,556	138,892	3,124,571

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	75	1,896	(175,842)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,339)	37,215	43,442

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,781	38,614	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,442	$75,829	$43,442

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company’s financial positions as of July 31, 2012 and October 31, 2011, the consolidated results of operations for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) to July 31, 2012 and consolidated statements of cash flows for the nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) to July 31, 2012. The consolidated results for the three and nine months ended July 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2011 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 15, 2012.

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

NOTE 5 GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $3,473,925 as of July 31, 2012 that includes a net loss of $550,442 for the nine months ended July 31, 2012. As of July 31, 2012, the Company’s total current liabilities exceeded its total current assets by $1,630,390 and the Company used cash in operations of $415,615 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6 RELATED PARTY TRANSACTIONS

As of July 31, 2012 and October 31, 2011, the Company owed a stockholder $218,334 and $147,137, respectively which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of July 31, 2012 and October 31, 2011, the Company owed two related parties a total of $1,427,858 and $1,026,142, respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012 were $24,593, $14,890, $67,278, $44,328 and $228,726, respectively.

As of July 31, 2012 and October 31, 2011, the Company owed $511,826 and $558,467, respectively to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors and a related company is $6,117, $6,748, $19,281, $20,369 and $223,425 for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012, respectively.

NOTE 7 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows::

Year ending 31 October, 2012	$7,691

Fiscal years ending October 31,
2013	29,519
2014	19,289
2015 and thereafter	—
Total	$48,808

NOTE 8 STOCKHOLDERS’ EQUITY

    Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company’s chief officer of dental technologies for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $13,333 for the nine months ended July 31, 2012 as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $6,667 as of July 31, 2012.

For the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012, the Company recognized $31,250, $54,792, $92,084, $181,043 and $678,266, respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $15,417 and $87,501 as of July 31, 2012 and October 31, 2011, respectively for these services.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials, their uses and manufacturing processes are protected by Patent no. ZL97119073.9, PRC, issued by the Chinese Intellectual Property Rights Bureau. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire”) are currently being tested in human trials under permit from China’s State Food and Drug Administration (“SFDA”).

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of July 31, 2012, we have completed all additional clinical trials required by the SFDA. The Company is also looking forward to starting the application process for the PA Biding Wires with the SFDA by the end of 2012 provided sufficient funding is in place.

Process of Human Trials

As of July 31, 2012, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2012.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen, China which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires. Both production lines, at their maximum production capacity, are capable of generating approximately $30,000,000 in annual revenue.

Estimate current production lines in full capacity
	Output Quantity (Max.)		Price at ex-factory ($)		Total Turnover ($)
PA Screw	100,000	(piece)	180		18,000,000
PA Binding Wire	240,000	(pack)	50		12,000,000
				Total:	30,000,000

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

Facility and Laboratory Renovation

As of July 31, 2012, the Company has completed the renovation works at its GMP certified facilities in Shenzhen, China. The facilities were renovated to meet the newly adopted “SFDA Sterilized Medical Devices and Medical Implants Regulation”. The completed renovation has been approved by the SFDA Guangzhou Medical Device Inspection Center. The Company’s facilities now meet the new SFDA standard and exceed the GMP requirements in certain areas.

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

Finance Costs

As of July 31, 2012 and October 31, 2011, a stockholder and two related parties had loaned a total of $1,646,192 and $1,173,279, respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012 were $24,593, $14,890, $67,278, $44,328 and $228,726, respectively.

As of July 31, 2012 and October 31, 2011, the Company owed $511,826 and $558,467, respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors and a related company, calculated at 5% per annum, recorded as additional paid-in capital amounted to $6,117, $6,748, $19,281, $20,369 and $223,425 for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012, respectively.

Net Loss

The net loss for the three and nine months ended July 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through July 31, 2012 were $190,879, $189,125, $550,442, $255,743 and $3,691,130, respectively. We do not have any revenue from inception to July 31, 2012 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficiency of $1,630,390 and $1,117,101 as of July 31, 2012 and October 31, 2011, respectively. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $415,615 and $71,993 in the nine months ended July 31, 2012 and 2011, respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like changes in other receivables and prepaid expenses, other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $49,355 and $31,580 net cash used in investing activities in the nine months ended July 31, 2012 and 2011, respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the nine months ended July 31, 2012 and 2011 was $429,556 and $138,892, respectively, which represented advances from a stockholder and related parties, loan repayment to directors and a stockholder, and proceeds from issuance of shares for private placement.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations.

We believe that our existing cash, cash equivalents at July 31, 2012, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

FASB Codification Topic 825 (ASC Topic 825), “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due from related parties, other payables and accrued liabilities and due to related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2012.

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

Date: September 19, 2012	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)