Form 10-K
period 2012-10-31
Advanced Biomedical Technologies Inc.
filed 2013-02-13
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑    NO ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐      No   ☑
There was no active public trading market as of the last business day of the Company’s year-end.

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $1.99 on April 30, 2012 which is the last trading day of the second quarter, was approximately $26,311,084 as of April 30, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 13, 2013, there are 56,574,850 shares of common stock outstanding.

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

ITEM 1.     BUSINESS

Organizational History

Advanced BioMedical Technologies, Inc. has one direct wholly owned subsidiary, Masterise Holdings Ltd., a limited liability company organized under the laws of British Virgin Islands (“Masterise”). Masterise, owns seventy percent (70%) of the issued and outstanding equity or voting interests in Shenzhen Changhua, a company formed under the laws of the People’s Republic of China. (ABMT, Masterise, and Shenzhen Changhua are collectively referred to throughout this document as “We, “Us,” “Our” (and similar pronouns), “ABMT” and the “Company”).

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

Organizational History of Masterise and Shenzhen Changhua

Masterise is a wholly owned subsidiary of Advanced Biomedical Technologies, Inc.

Masterise is a limited liability company which was organized under the laws of British Virgin Islands (“BVI”) on May 31, 2007, and owns 70% of the capital stock of Shenzhen Changhua.

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

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices made of a proprietary polyamide material. These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures. Our devices are Self-Reinforced, Bio-absorbable, Brady-degradable internal fixation devices. At this time, ABMT is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our PA Screws have completed clinical trials and are pending approval by the State Food and Drug Administration of China (“SFDA”); and our PA Binding Wires are under clinical trials; and our PA Mini-Screws are under animal test.

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

Brady-degradable PA absorbable materials consist of enhanced fiber and high molecular polymers. It has high tensile, bending, and shear strengths, and is particularly suitable for patients with severe conditions, high tensile, bending, and shear strengths, and is particularly suitable for patients with severe conditions, such as fractures with light osteoporosis, severe soft tissue injury or bad blood supply, and so forth. This innovative material provides several benefits:

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

The third generation fracture fixation material:
The third generation fracture fixation material, biodegradable fracture fixation components are currently under research by developed countries. There are many technical challenges to research in the third generation fracture fixation material field; for example, the materials must have a high degree of bio-compatibility and mechanical compatibility. They also must be of high biological activity, self-absorbable, and degeneration controllable.

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

Our company has studied and researched Polyamide, changing its chemical and physical properties to meet the above requirements. As a result of our research we have:

1.	Increased mechanical strength to 170Mpa.
2.	Increased biological activities to accelerate bone cell substitution.
3.	Extended the degeneration period during the implant. While the PA is degenerating layer by layer, the bone cells grow and take its place.

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

Overview of PA Devices and Market in China and Worldwide

The demand for medical device equipment has rapidly increased during the last decade. Total market sales have increased more than 15% each year.  There are in excess of 5 million cases of bone fractures in the world every year, among which there are over 1 million cases in China.  The figures show that about 4 million bone bolts/screws are needed each year. Between 2005 and 2009, the total world-wide sales of clinical equipment and materials are over USD 2 trillion and more than 50% of the sales are related to bio-materials.

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

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw, has completed 100% of the required clinical trials, with a 100% success rate, and now await the formality of SFDA approval.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s SFDA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

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

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including Acumed, Biomet, Inc., Conmed Corp., Encore Orthopedics, Exactech, Inc., Johnson & Johnson, DePuy, Inc., Medtronic Sofamor Danek, Inc., Orthofix International N.V., Smith and Nephew Plc, Stryker Corp., Synthes, Inion, Ltd. and others. Although many of these competitors have substantially greater resources upon which to draw, we are confident that the technological superiority of the more forward-looking product will ultimately equalize the playing field by orthopaedic innovation.

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

There are a number of marketers and manufacturers of PLA and PLLA--the first generation of Self-degradable, absorbable, orthopedic internal fixation devices in China. (Note: Titanium screws cost as much as $2200.)

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

Other foreign companies that produce PLA, PLLA or titanium, stainless products, but have less marketing in China are:

•  DePuy (Johnson & Johnson)
•  Medtronic
•  Stryker
•  Zimmer
•  Smith & Nephew
•  Biomet
•  Conmed
•  Inion

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company qualified and permitted to take clinical trials by China SFDA.
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the SFDA permit on Clinical Trials.
-	Under existing regulation by SFDA, it will take at least 3-5 years to complete clinical trials for a new product similar to the Company’s PA Screw, which has finished all required clinical trials.

Product Comparisons

Among many other advantages, a main advantage of ABMT’s proprietary PA technology is the elimination of the need for secondary surgery to remove an implantation device. Implant removal belongs to the most common elective orthopaedic procedures in industrial countries. In children, implant removal may be necessary to remove implants early to avoid disturbances to the growing skeleton, to prevent their bony immuring making later removal technically difficult or impossible, and to allow for planned reconstructive surgery after skeletal maturation (e.g., in case of hip dysplasia). In adults, pain, soft tissue irritation, the resumption of strenuous activities or contact sports after fracture healing, and the patient's demand are typical indications for implant removal in clinical practice. However, implant removal requires a second surgical procedure in scarred tissue, and poses a risk for nerve damage and re-fractures. (cite: Hanson et al. BMC Musculoskeletal Disorders 2008)

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

2  Implant removal belongs to the most common elective orthopaedic procedures in the industrial countries. In a frequently cited Finnish study, implant removal contributed to almost 30% of all planned orthopaedic operations, and 15% of all operations. (cite: Bostman O, Pihlajamaki H: Routine implant removal after fracture surgery: a potentially reducible consumer of hospital resources in trauma units.)

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
Abstract

The present invention discloses a macromolecular implant for human body and its preparation process, and relates to the products made up by using said macromolecular implant and their application. Said invented product is made up by using resin fibre through hot-pressing treatment according to the formula provided by said invention, and its strength is high, tenacity is good and its shape can be processed according to the requirement in the period of bone union after implantation, and said implant can be made into the fixation block, eurymeric block, fastening piece and suture for reduction of fracture, and can be started to be degraded from twenty-fourth week after implantation, and can be completely absorbed by human body after 1.5 - 2 years, and its cost is low.

Employees

As of October 31, 2012, we had 20 employees, with 13 employees in R&D and Clinical, Regulatory, 6 employees in General and Administrative and 1 employee in Accounting. There are no employees in sales and marketing because we are in the SFDA approval stage.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and our employee relations have been good.

The company’s facilities are located at Block A, Longcheng Tefa Industrial park, Longgang, Shenzhen, China.

Availability of new qualified employees

Shenzhen is located in the southern part of the Guangdong Province, on the eastern shore of the Pearl River Delta. Neighboring the Pearl River Delta and Hong Kong, Shenzhen's location gives it a geographical advantage for economic development.

Shenzhen’s well-built market economy and diversified culture of migration have helped to create the best-developed and most dynamic market economy in China. Shenzhen is China’s first special economic zone.  After more than 30 years of development, Shenzhen has grown into a powerful city boasting the highest per capita GDP in China’s mainland. Its comprehensive economic capacity ranks among the top of the country’s big cities.  The combined value of imports and exports has remained No.1 for 20 years in China’s foreign trade.

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. In 2003, 2.12M students completed their undergraduate courses or graduate courses in China. In 2011, this number is more than tripled to 6.6M.

Guangdong has entered a transition period from an elite education to a popularized higher education.  The total number of registered students has experienced an annual growth rate of 25%. There are 120 universities and colleges offering higher education in Guangdong province with over 423,000 students graduated in 2012. Combined with graduates from other parts of China, there are over 650,000 job-seeking graduates in total in Guangdong in 2012. 94.65% of the graduates from Guangdong have successfully found their first employment, and 50% of these employments are based in Guangzhou and Shenzhen.

Insurance

While we are carrying out the Clinical Trials, we do not have any Product Liability Insurance coverage for the use of our proposed products.  We intend to obtain Product Liability Insurance coverage for commercial sale of our products in due course.

Government Regulations

Our primary target market is the medical community of the People’s Republic of China (PRC).  Medical devices manufactured by the Company in China are subject to regulation by the State Food and Drug Administration (“SFDA”) of PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The Company’s production facilities are fully compliant with GMP requirements.  The Company’s SFDA Application for its PA Screw is under the SFDA Review Process.

ITEM 1A.  RISK FACTORS

Any investment in our Company involves a high degree of risk.  You should consider carefully the following information, together with the other information contained in this Report, before you decide to buy our Stock.  If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected.  In this case, you could lose all or part of your investment in our Stock.

We are engaged in the development, manufacture and marketing of self-reinforced, absorbable bio-degradable polyamide (“PA”) screws, rods, and binding wires for fixation on human fractured bones. These are screws, rods and wires that can be used to repair bone and cartilage damage which dissolve after time.

The following are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history and our financial results are uncertain.

We have a limited history and face many of the risks inherent to a new business. As a result of our limited operating history, it is difficult to accurately forecast our potential revenue. Our revenue and income potential is unproven and our business model is still emerging. Therefore, there can be no assurance that we will provide a return on investment in the future. An Investor in our Company must consider the challenges, risks and uncertainties frequently encountered in the establishment of new technologies, products and processes in emerging markets and evolving industries. These challenges include our ability to:

●	execute our business model;
●	create brand recognition;
●	manage growth in our operations;
●	create a customer base in a cost-effective manner;
●	retain customers;
●	access additional capital if and when required; and
●	attract and retain key personnel.

There can be no assurance that our business model will be successful or that it will successfully address these and other challenges, risks and uncertainties.

We may need additional funding in the future, and if we are unable to raise capital on acceptable terms when needed, we may be forced to delay, reduce or eliminate our product development programs, commercial efforts, or sales efforts.

Developing products and processes, conducting clinical trials, seeking approvals for such products from regulatory authorities, establishing manufacturing capabilities and marketing developed products is costly. We may need to raise additional capital in the future in order to execute our business plan and fund the development and commercialization of our products.

We may need to finance future cash needs through public or private equity offerings, debt financings or strategic collaboration and possible licensing arrangements. To the extent that we raise additional funds by issuing equity securities, our shareholders will experience dilution. In addition, debt financing, if available, may involve restrictive covenants and may result in high interest expense. If we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, processes and technologies or our development projects or to grant licenses on terms that are not favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or curtail some of our commercialization efforts of our operations. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We may fail to deliver commercially successful new products, processes, and treatments.

Our PA screws have completed clinical trials, however our PA Binding Wires are under clinical trials and our PA mini-screws are under animal test.

We therefore do not currently have completed clinical trial results for our PA Binding Wires or PA mini-screws, and our products may not perform as anticipated.

The development of commercially viable new products and processes, as well as the development of additional uses for existing products and processes is critical to our ability to generate sales and/or sell the rights to manufacture and distribute our products. Developing new products is a costly, lengthy and uncertain process. A new product candidate can fail at any stage of the process, and one or more late-stage product candidates could fail to receive regulatory approval.

New product candidates may appear promising in development but, after significant investment, fail to reach the market or have only limited commercial success. This, for example, could be as a result of efficacy or safety concerns, inability to obtain necessary regulatory approvals, difficulty or excessive costs to manufacture, erosion of patent term as a result of a lengthy development period, infringement of patents or other intellectual property rights of others or inability to differentiate the product adequately from those with which it competes.

The commercialization of products under development may not be profitable.

In order for the commercialization of our product candidates to be profitable, our products must be cost-effective and economical to manufacture on a commercial scale. Furthermore, if our products and processes do not achieve market acceptance, we may not be profitable. Subject to regulatory approval, we expect to incur significant development, sales, marketing and manufacturing expenses in connection with the commercialization of our new product candidates. Even if we receive additional financing, we may not be able to complete planned clinical trials and the development, manufacturing and marketing of any or all of our product candidates. Our future profitability may depend on many factors, including, but not limited to:

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs of establishing sales, marketing and distribution capabilities;
●	the effect of competing technological and market developments; and
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish.
●
Even if we receive regulatory approval for our product candidates, we may not earn significant revenues from such products. To the extent that we are not successful in commercializing our products, our revenues will suffer, we will incur significant losses and the value of your investment will be negatively affected.

We may engage in strategic transactions that fail to enhance stockholder value.

From time to time, we may consider possible strategic transactions, including the potential acquisitions or licensing of products or technologies or acquisition of companies, and other alternatives with the goal of maximizing stockholder value. We may never complete a strategic transaction, and in the event that we do complete a strategic transaction, implementation of such transactions may impair stockholder value or otherwise adversely affect our business. Any such transaction may require us to incur non-recurring or other charges and may pose significant integration challenges and/or management and business disruptions, any of which could harm our results of operation and business prospects.

Our business is heavily regulated by governmental authorities, and failure to comply with such regulation or changes in such regulations could negatively impact our financial results.

We must comply with a broad range of regulatory controls on the testing, approval, manufacturing and marketing of our products in the People’s Republic of China, that affect not only the cost of product development but also the time required to reach the market and the uncertainty of successfully doing so.

Our primary target market is the medical community of the People’s Republic of China. Medical devices manufactured by the Company in China are subject to regulation by the State Food and Drug Administration (“SFDA”) of the PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The SFDA have increased their focus on safety when assessing the benefit risk/balance of medical products in the context of not only initial product approval but also in the context of approval of additional indications and review of information regarding marketed products. Stricter regulatory controls also heighten the risk of changes in product profile or withdrawal by regulators on the basis of post-approval concerns over product safety, which could reduce revenues and can result in product recalls and product liability lawsuits. There is also greater regulatory scrutiny, on advertising and promotion and in particular on direct-to-consumer advertising.

The Company’s production facilities are fully compliant with GMP requirements.  While the Company has not yet received SFDA approval for its products, we are in progress of achieving this goal.

The regulatory process is uncertain, can take many years, and requires the expenditure of substantial resources.  In particular, proposed medical product regulations require substantial time and resources to satisfy.  We may never obtain regulatory approval for some of our products.

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

We may not be able to gain or sustain market acceptance for our services and products.

Failure to establish a brand and presence in the marketplace on a timely basis could adversely affect our financial condition and results of operations. Moreover, there can be no assurance that we will successfully complete our development and introduction of new products or product enhancements or that any such products or processes will achieve acceptance in the marketplace. We may also fail to develop and deploy new products and product enhancements on a timely basis.

The market for products and services in the pharmaceuticals industry is highly competitive, and we may not be able to compete successfully.

We intend to operate in highly competitive markets. We will likely face competition both from proprietary products of large international manufacturers and producers of competing screws or PLA, PLLA or titanium, stainless products (the first generation of self-degradable, absorbable, orthopaedic internal fixation devices in China). Most of the competitors in the industry have longer operating histories and significantly greater financial, technical, marketing and other resources than us, and may be able to respond more quickly than we can to new or changing opportunities and customer requirements. Also, many competitors have greater name recognition and more extensive customer bases that they can leverage to gain market share. Such competitors are able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can.

Significant product innovations, technical advances or the intensification of price competition by competitors could adversely affect our operating results. We cannot predict the timing or impact of competitive products or their potential impact on sales of our products.

If any of our major products or processes were to become subject to a problem such as unplanned loss of patent protection, unexpected side effects, regulatory proceedings, publicity affecting doctor or patient confidence or pressure from competitive products and processes, or if a new, more effective treatment should be introduced, the adverse impact on our revenues and operating results could be significant.

We are dependent on the services of key personnel and failure to attract qualified management could limit our growth and negatively impact our results of operations.

We are highly dependent on the principal members of our management and our Scientific Advisory Board (SAB). We will continue to depend on operations management personnel with biomedical and scientific industry experience. At this time, we do not know of the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our financial condition and results of operations.

If physicians and patients do not accept our current or future products or processes, we may be unable to generate significant additional revenue, if any.

The products and processes that we may develop or acquire in the future, may fail to gain market acceptance among physicians, health care payors, patients and the medical community.  Physicians may elect not to recommend these treatments for a variety of reasons, including:

●	timing of market introduction of competitive products;
●	lower demonstrated clinical safety and efficacy compared to other products;
●	lack of cost-effectiveness;
●	lack of availability of reimbursement from managed care plans and other third-party payors;
●	lack of convenience or ease of administration;
●	prevalence and severity of adverse side effects, if any;
●	other potential advantages of alternative treatment methods; and
●	ineffective marketing and distribution support.

If our products and processes fail to achieve market acceptance, we would not be able to generate significant revenue.

We are exposed to the risk of liability claims, for which we do not have adequate insurance.

Since we participate in the biomedical industry, we may be subject to liability claims by employees, customers, end users and third parties. While we are carrying out the Clinical Trials, we do not have any Product Liability Insurance coverage for the use of our proposed products. We intend to obtain Product Liability Insurance coverage for commercial sale of our products in due course; however, there can be no assurance that any liability insurance we purchase will be adequate to cover claims asserted against us or that we will be able to maintain such insurance in the future. We intend to adopt or have adopted prudent risk management programs to reduce these risks and potential liabilities; however, there can be no assurance that such programs, if and when adopted, will fully protect us. Adverse rulings in any legal matters, proceedings and other matters could have a material adverse effect on our business.

Unanticipated Side Effects from our Products

Pre-clinical and clinical trials are conducted during the development of potential products and other treatments to determine their safety and efficacy for use by humans. Notwithstanding these efforts, when our treatments are introduced into the marketplace, unanticipated side effects may become evident. Manufacturing, marketing, selling and testing our products under development, entails a risk of product liability claims. We could be subject to product liability claims in the event that our products, processes, or products under development fail to perform as intended. Even unsuccessful claims could result in the expenditure of funds in litigation and the diversion of management time and resources, and could damage our reputation and impair the marketability of our products and processes. While we plan to maintain liability insurance for product liability claims, we may not be able to obtain or maintain such insurance at a commercially reasonable cost. If a successful claim were made against us, and we don’t have insurance or the amount of insurance was inadequate to cover the costs of defending against or paying such a claim or the damages payable by us, we would experience a material adverse effect on our business, financial condition and results of operations.

Ability to Obtain Future Approvals

There can be no assurance that the Company will be able to obtain any further clearances or approvals, if required, to market its products for their intended uses on a timely basis, if at all. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in the receipt of, or the failure to obtain such clearances or approvals, the need for additional clearances or approvals, the loss of previously received clearances or approvals, unfavorable limitations or conditions of approval, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our success depends on our ability to protect our proprietary technology.

Our success depends, to a significant degree, upon the protection of our proprietary technology. Legal fees and other expenses necessary to maintain appropriate patent protection could be material. Insufficient funding may inhibit our ability to maintain such protection. Additionally, if we must resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, and could involve a high degree of risk to our proprietary rights if we are unsuccessful in, or cannot afford to pursue, such proceedings.

As patent positions of biotechnology companies are highly uncertain and involve complex legal and factual questions, future patents may not be granted, and any such future patents granted to us may not prevent other companies from developing competing products or ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that: (i) any of our future products or methods are not patentable; (ii) such products or methods infringe upon the patents of third parties; or (iii) our patents or future patents fail to give us an exclusive position in the subject matter to which such patents relate, we will be adversely affected. We may be unable to avoid infringement of third-party patents and may have to obtain a license, or defend an infringement action and challenge the validity of such patents. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement and are not able to have such patents declared invalid, we may be liable for significant monetary damages, encounter significant delays in bringing products to market or may be precluded from participating in the manufacture, use or sale of products requiring such licenses.

We may also rely on trade secrets and contract law to protect certain of our proprietary technology.  There can be no assurance that such contracts will not be breached, or that if breached, we will have adequate remedies.  Furthermore, there can be no assurance that any of our trade secrets will not become known or independently discovered by third parties.

Our patent does not protect our intellectual property in the United States

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

Our future growth may be inhibited by the failure to implement new technologies.

Our future growth is partially tied to our ability to improve our knowledge and implementation of biomedical technologies.  The inability to successfully implement commercially viable biomedical technologies in response to market conditions in a manner that is responsive to our customers’ requirements could have a material adverse effect on our business.

We are operating at a Net Loss

The Company has an accumulated deficit of $3,682,008 at October 31, 2012, that includes a net loss of $758,525 for the year ended October 31, 2012. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China. We therefore do not have any revenue from inception to October 31, 2012, but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Going Concern

The Company’s total current liabilities exceed its total current assets by $2,369,478 and the Company used cash in operations of $609,835. These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks Related To Our Stock

Although the Company is a public, reporting company, traded on the “Over-the-Counter Quotation Board,” under the symbol ABMT, there is no public trading market for our stock, which will impede your ability to sell our shares.

Currently, there is no trading market for our common stock, and there can be no assurance that such a market will commence in the future. There can be no assurance that an Investor will be able to liquidate his or her investment without considerable delay, if at all. If a trading market does commence, the price may be highly volatile. Factors discussed herein may have a significant impact on the market price of our shares. Moreover, due to the relatively low price of our securities that are listed, many brokerage firms may not effect transactions in our stock if a market is established. Rules enacted by the SEC increase the likelihood that most brokerage firms will not participate in a potential future market for our stock. Those rules require, as a condition to brokers effecting transactions in certain defined securities (unless such transaction is subject to one or more exemptions), that the broker obtain from its customer or client a written representation concerning the customer’s financial situation, investment experience and investment objectives. Compliance with these procedures tends to discourage most brokerage firms from participating in the market for certain low-priced securities.

Broker-dealers often decline to trade in OTCQB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our trading stock by reducing the number of potential investors.  This may make it more difficult for Investors to sell shares to third parties or to otherwise dispose of their shares.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the Over the Counter Quotation Board and/or we may be forced to discontinue operations.

We have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQB and/or continue as a going concern.  Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our listed stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

We have the right to issue additional stock without the consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

Our listed stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Non-Diversification.

The success of the Company depends primarily upon the development, manufacture, and marketing of self-reinforced, absorbable bio-degradable polyamide (“PA”) screws, rods, and binding wires for fixation on human fractured bones. If the Company is unable to generate revenue from this business line, then we will have little or no other source of income.

We have No Control over General Economic Conditions

The financial success of our Company may be sensitive to adverse changes in general economic conditions, such as recession, inflation, unemployment and interest rates, and such changing conditions could reduce demand in the marketplace for THE COMPANY’s products. Although we believe that the increase in demand from China as a result of an aging population will insulate the Company from such reduction in demands, we have no control over economic changes.

The forward looking statements contained in this Report may prove incorrect.

This report contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biomedical industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Report will, in fact, transpire.

THE FOREGOING LIST OF RISK FACTORS DOES NOT PURPORT TO BE A COMPLETE ENUMERATION OR EXPLANATION OF THE RISKS INVOLVED IN AN INVESTMENT IN THE COMPANY. PROSPECTIVE INVESTORS SHOULD READ THIS ENTIRE REPORT CAREFULLY AND CONSULT WITH THEIR OWN LEGAL, TAX AND FINANCIAL ADVISERS BEFORE DECIDING TO INVEST IN THE COMPANY. NO ASSURANCE CAN BE MADE THAT PROFITS WILL BE ACHIEVED OR THAT SUBSTANTIAL LOSSES WILL NOT BE INCURRED.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.     PROPERTIES

None.

ITEM 3.     LEGAL PROCEEDINGS

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

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

Our company's securities are traded on the world's largest electronic interdealer quotation system “OTCQB” operated by the OTC Markets Group under the symbol “ABMT”.

Fiscal Quarter	High Bid	Low Bid
2012
Fourth Quarter 08-01-12 to 10-31-12	$4.00	$0.28
Third Quarter 05-01-12 to 07-31-12	$8.00	$1.50
Second Quarter 02-01-12 to 04-30-12	$3.50	$0.20
First Quarter 11-01-11 to 01-31-12	$1.25	$0.20

Fiscal Quarter	High Bid	Low Bid
2011
Fourth Quarter 08-01-11 to 10-31-11	$2.45	$0.20
Third Quarter 05-01-11 to 07-31-11	$3.00	$0.98
Second Quarter 02-01-11 to 04-30-11	$1.04	$0.65
First Quarter 11-01-10 to 01-31-11	$0.65	$0.50

Shareholders

At October 31, 2012, we had 34 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. (please refer to ITEM 1A: Risk Factors).

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire ("PA Binding Wire) are currently being tested in human trials under permit from China's State Food and Drug Administration ("SFDA"). As of October 31, 2012, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China SFDA’s requirement on PA Screw trial. The Company’s SFDA Application for its PA Screw is in the SFDA Review Process.

SFDA Application Process for PA Screws

The company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the SFDA with 100 percent success rate. As of October 31, 2012, the company’s SFDA Application is under the SFDA Review Process.

Furthermore, we anticipate that following the SFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the SFDA Review Process. The company is also looking forward to starting the application process for the PA Binding Wires with the SFDA in 2013 provided sufficient funding is in place.

Clinical Trials on Other Products
Currently, we have been conducting clinical trials for PA Binding Wires at the 6 state level hospitals authorized by the SFDA in cities throughout China, including Nanchang, Changsha, Luoyang, Nanning and Tianjin. We have successfully completed all 60 clinical human trial cases required by the SFDA, and we have completed 42 comparison cases. China SFDA regulations require each successful clinical trial case to be accompanied by a trial case that uses a different product for comparison reasons. We intended to start SFDA Application Process for our PA Binding Wires when we complete the remaining 18 comparison cases.

The Company has signed a cooperative agreement with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under this cooperative agreement, both parties will join efforts in conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment utilizing the Company’s bio-absorbable miniscrews and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin. We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types. We have completed the design and production of testing screws, plates and surgical instruments for the forthcoming animal tests.

The Company has setup a joint research project with Sichuan University. The Company has completed the design and production of testing mini-screws using its patented PA material. This project is currently under way and the animal test will begin in March 2013.

However, there can be no assurance that the company will be able to obtain any further clearances or approvals, if required, to market its products for their intended uses on a timely basis, if at all. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in the receipt of or the failure to obtain such clearances or approvals, the need for additional clearances or approvals, the loss of previously received clearances or approvals, unfavorable limitations or conditions of approval, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2012.

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

Funding Needs

The Company estimates that it will need to raise minimum $1,000,000 over the next 12 months to bring its current products to market, and begin earning revenues.  While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.  There is a Letter of Continuing Financial Support signed between the Company and two of its major shareholders, Titan Technology Development Ltd and Ms. WANG Hui.

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

Number of Hospitals in China in year 2012 Statistic and Census report by the Ministry of Health of the People's Republic of China.

Statistic and Census report by the Ministry of Health of the People's Republic of China
(July 2012)

	July 2012	July 2011	Increase / (Decrease)
Total No. of Hospitals	22,665	21,266	1,399
Public Hospital	13,440	13,670	(230)
Private Hospital	9,225	7,596	1,629
Hospital Rating
AAA	1,476	1,344	132
AA	6,583	6,494	89
A	5,860	5,321	539

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2012, October 31, 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 was $117,916, $19,734 and $256,683 respectively. R&D expenditure for the year ended October 31, 2012 increased considerably compared with previous year. The Company regards R&D activity as the key to maintain its technological advantage and innovation.

We believe that Asia holds tremendous growth potential for orthopedic device manufacturers due to its fundamental population advantage. Asia accounts for more than 50 percent of the population in the world, but its share of the global orthopedic devices market is comparatively low at approximately 10 percent. Within the region, Japan contributes to a majority of market revenues, indicating large potential for growth in relatively under-penetrated countries such as China and India.

In future periods, we expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

Facility Renovations

In June 2012, the Company has completed renovations at its GMP certified facilities in Shenzhen, China. The facilities were renovated to meet the newly adopted “SFDA Sterilized Medical Devices and Medical Implants Regulation”. The completed renovation has been approved by the SFDA Guangzhou Medical Device Inspection Center. The Company’s facilities now meet the new SFDA standard and exceed the GMP requirements in certain areas.

The completed renovation includes:

1.
Upgraded existing laboratory to higher level sterilized laboratory to meet the requirement of GMP standard - 100 - 10,000 of < 5uM micro-dust per cube meter.  Additional 16% capacity has been added to the central air control system.

2.	Upgraded water supply system which will provide the entire modification area with purified water for production, fully compliant with the new SFDA’s guideline.
3.	Re-arranged part of the facilities to increase the production capacity.

The renovations were completed on time and within budget and the renovated facility was fully validated by the SFDA (Guangzhou). We anticipate increased capability for our PA Screws and Wires production lines, as well as forthcoming new products for research projects and clinical trials.

ISO 13485:2003 (YY/T 0287-2003) Certification

In December 2012, the Company’s Quality Management System (QMS) has been credited with ISO 13485:2003 certification. The Company’s Quality Management System (QMS) was certified by the Chinese SFDA (Guangdong) to meet YY/T 0287-2003 standard - the Chinese equivalent of ISO 13485:2003. According to the Chinese SFDA regulations, all mainland Chinese medical device manufacturers must establish document, implement and maintain a Quality Management System (QMS). Only the manufacturers with a SFDA certified QMS are allowed to apply for production permits and product registrations.

ISO 13485:2003 specifies requirements for a quality management system where an organization needs to demonstrate its ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices and related services. The primary objective of ISO 13485:2003 is to facilitate harmonized medical device regulatory requirements for quality management systems. As a result, it includes some particular requirements for medical devices and excludes some of the requirements of ISO 9001 that are not appropriate as regulatory requirements. Because of these exclusions, organizations whose quality management systems conform to this International Standard cannot claim conformity to ISO 9001 unless their quality management systems conform to all the requirements of ISO 9001.

While the Company’s facility and laboratory were under renovation in 2012, the Company had been identifying the processes needed for the Quality Management System and their application throughout the organization. The Company has established its quality objectives, the sequence and interaction of the quality management processes and determined the criteria and methods needed to ensure that both the operation and control of these processes are effective. The QMS was considered to have met its objectives and effectiveness after internal analysis and management reviews. The Company submitted its certification request to the SFDA (Guangdong). Having conducted several on-site examinations in late 2012, the SFDA (Guangdong) accredited our QMS with YY/T 0287-2003/ISO 13485:2003. The SFDA certified QMS will enable the Company to manufacture and market its products once they are approved by the SFDA. Furthermore, Quality Management Systems around the world are generally based on ISO 13485; this certification will help the Company to be accredited in other countries in due course.

Finance Costs

As of October 31, 2012 and 2011, the Company owed $267,819 and $147,137 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2012 and 2011, the Company owed $827,766 and $520,361 to Chi Fung Yu, $799,019 and $505,781 to Tie Jun Chen (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from stockholder accrued for the year ended October 31, 2012 and October 31, 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 are $14,583, $8,422 and $60,437 for Titan Technology Development Ltd.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2012 and October 31, 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 are $40,587, $22,918 and $110,462 for Chi Fung Yu; $40,418, $29,713 and $86,137 for Tie Jun Chen.

As of October 31, 2012 and October 31, 2011, the Company owed the following amount respectively to three directors for advances made - $487,165 and $533,981 to Wang Hui, $0 and $5,261 to Kai Gui, $20,230 and $19,225 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to three directors for the year ended October 31, 2012, the year ended October 31, 2011 and the period from September 25, 2002 (inception) through October 31, 2012 respectively is $25,347, $8,267 and $101,456 for Wang Hui; $0, $0 and $23 for Kai Gui; $0, $0 and $56 for Chi Ming Yu.

Imputed interest on the amounts owed to a related company for the year ended October 31, 2012, the year ended October 31, 2011 and the period from September 25, 2002 (inception) through October 31, 2012 respectively is $0, $18,793 and $125,463 for Yichen Medical Device Co. Ltd.

Imputed interest on the amounts owed to three related parties for the year ended October 31, 2012, the year ended October 31, 2011 and the period from September 25, 2002 (inception) through October 31, 2012 respectively is $0, $0 and $978 for Lau Chi Kin; $0, $0 and $152 for Lau Jin Ding; $0, $0 and $1,363 for Que Feng.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2012 and 2011. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,119,240 and $895,360 as of October 31, 2012 and 2011 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2012 and 2011 was $380,541 and $304,422 respectively. The net change in the valuation allowance for 2012 was an increase of $76,119.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $3,682,008 at October 31, 2012 that includes a net loss of $758,525 for the year ended October 31, 2012. We are in Clinical Trial phase and do not have a SFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2012 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $2,369,478 at October 31, 2012 compared to a working capital deficit of $1,675,568 as of October 31, 2011. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a SFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $609,835 in the year ended October 31, 2012. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $51,387 net cash used in investing activities in the year ended October 31, 2012. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2012 was $631,026, which represented advances from related parties.

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

We believe that our existing cash, cash equivalents at October 31, 2012, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,682,008 as of October 31, 2012 that includes a net loss of $758,525 for the year ended October 31, 2012.  The Company’s total current liabilities exceed its total current assets by $2,369,478 and the Company used cash in operations of $609,835.

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

As of October 31, 2012, loans from the Company's stockholder, three directors, a related company and two related parties totaling $2,401,999 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

3.
Fair value of financial instruments

FASB Codification Topic 825 (ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued expenses, due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the year ended October 31, 2012, that are of significance or potentially significance, to us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT')

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Biomedical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended October 31, 2012 and 2011, and the period from September 25, 2002 (Inception) through October 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2012 and 2011, the results of its operations and its cash flows for the years ended October 31, 2012 and 2011, and the period from September 25, 2002 (Inception) through October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s 2012 operations resulted in a net loss of $758,525, an accumulated deficit of $3,682,008 and a working capital deficiency of $2,369,748 and used cash in operations of $609,835. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

February 13, 2013

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	October 31,
	2012	2011

CURRENT ASSETS
Cash and cash equivalents	$49,092	$78,781
Other receivables and prepaid expenses	21,637	21,933
Total Current Assets	70,729	100,714

PROPERTY AND EQUIPMENT, NET	141,613	103,170
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,670	9,628

TOTAL ASSETS	$214,012	$213,512

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$38,208	$44,536
Due to directors	507,395	558,467
Due to a stockholder	267,819	147,137
Due to related parties	1,626,785	1,026,142
Total Current Liabilities	2,440,207	1,776,282

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,574,850 and 56,474,850 shares
issued and outstanding as of October 31, 2012 and October 31, 2011	566	565
Additional paid-in capital	1,671,956	1,626,610
Deferred stock compensation	(1,667)	(87,501)
Accumulated deficit during development stage	(3,682,008)	(2,923,483)
Accumulated other comprehensive loss	(215,042)	(178,961)
Total Stockholders' Deficit	(2,226,195)	(1,562,770)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$214,012	$213,512

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended		September 25, 2002
	October 31,		(Inception) through
	2012	2011	October 31, 2012

OPERATING EXPENSES
General and administrative expenses	$496,530	$608,806	$3,087,705
Depreciation	23,324	5,940	290,634
Research and development	117,916	19,734	256,683
Total Operating Expenses	637,770	634,480	3,635,022

LOSS FROM OPERATIONS	(637,770)	(634,480)	(3,635,022)

OTHER (EXPENSES) INCOME
Government grants	-	244,479	244,479
Interest income	118	94	1,813
Interest expense to a stockholder and related parties	(95,588)	(61,053)	(257,036)
Imputed interest	(25,347)	(27,060)	(229,491)
Others, net	62	(9,419)	(23,956)
Total Other (Expenses) Income, net	(120,755)	147,041	(264,191)

LOSS FROM OPERATIONS BEFORE TAXES	(758,525)	(487,439)	(3,899,213)
Income tax expense	-	-	-
NET LOSS	(758,525)	(487,439)	(3,899,213)
Net loss attributable to non-controlling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(758,525)	(487,439)	(3,682,008)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(36,081)	(65,852)	(215,042)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(794,606)	$(553,291)	$(3,897,050)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	56,564,741	56,417,042

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

								Accumulated deficit	Accumulated
	Common Stock		Shares to be issued		Stock	Additional	Deferred	during	other	Non-
	Number		Number		subscription	paid-in	stock	development	comprehensive	controlling
	of Shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(57,848)

Balance at December 31, 2003	50,510,000	505	-	-	-	275,002	-	(40,343)	(225)	199,925	434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(94,584)

Balance at December 31, 2004	50,510,000	505	-	-	-	275,002	-	(106,303)	(582)	171,658	340,280

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(521,459)

Balance at December 31, 2005	50,510,000	505	-	-	-	298,105	-	(464,166)	(12,872)	20,352	(158,076)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(199,174)

Balance at December 31, 2006	50,510,000	505	-	-	-	325,289	-	(636,904)	(18,956)	-	(330,066)

Imputed interest on advances from a stockholder, related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(224,272)

Balance at December 31, 2007	50,510,000	505	-	-	-	364,310	-	(833,775)	(46,357)	-	(515,317)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(262,871)

Balance at October 31,2008	50,510,000	505	-	-	-	392,074	-	(1,060,813)	(82,190)	-	(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(560,288)

Balance at October 31, 2009	55,721,000	557	-	-	-	732,269	(292,292)	(1,619,245)	(84,046)	-	(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(845,862)

Balance at October 31, 2010	56,144,850	562	230,000	2	(230,000)	1,494,551	(206,459)	(2,436,044)	(113,109)	-	(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(553,291)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Comprehensive loss	-	-	-	-	-	-	-	-	-	-	(794,606)

Balance at Oct 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,		September 25, 2002 (Inception) through
	2012	2011	October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(758,525)	$(487,439)	$(3,682,008)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	23,324	5,940	290,634
Loss on disposal of property and equipment	-	8,308	11,704
Stock issued for services	105,834	223,958	692,016
Non-controlling interests	-	-	(217,205)
Imputed interest	25,347	27,060	229,491
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	662	(8,469)	(21,637)
(Decrease) increase in:
Other payables and accrued expenses	(6,477)	18,615	38,208
Net cash used in operating activities	(609,835)	(212,027)	(2,658,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(59,410)	(47,843)	(443,951)
Construction in progress	-	(16,708)	-
Deposit for purchase of property and equipment	8,023	(9,396)	(1,670)
Net cash used in investing activities	(51,387)	(73,947)	(445,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	230,000	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	120,472	(71,204)	267,819
Due to directors	(60,314)	382,798	507,395
Due to a related company	-	(410,019)	-
Due to related parties	570,868	190,768	1,626,785
Net cash provided by financing activities	631,026	322,343	3,368,552

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	507	3,798	(215,042)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,689)	40,167	49,092

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	78,781	38,614	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$49,092	$78,781	$49,092

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

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The non-controlling interests in prior periods represent the non-controlling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

All significant inter-company balances and transactions have been eliminated in consolidation.

(C)	Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(D)	Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2012 and 2011, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC.  Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

FASB Codification Topic 825 (ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued expenses, due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

(H)	Government grant

Government grants are recognized when there is reasonable assurance that the Company complies with any conditions attached to them and the grants will be received.

In April 2011, the Company was informed of approval of one grant totaling $244,479 under the Qualified Therapeutic Discovery Project Grants Program. The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotechnology companies developing novel therapeutics which show potential to: (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions; (b) reduce long-term health care costs in the United States; or (c) significantly advance the goal of curing cancer within a 30-year period. The grant was received on May 6, 2011. There are no matching funding requirements or other requirements necessary to receive the funding and, therefore, the grant was classified as other income in the year ended 31 October 2011.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2012 and 2011, and for the period from September 25, 2002 (inception) through October 31, 2012 were $117,916, $19,734 and $256,683 respectively.

(K)	Foreign currency translation

The reporting currency of the Company is the US dollar.

ABMT, Masterise and Shenzhen Changhua maintain their accounting records in their functional currencies of US$, HK$ and RMB respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31,2012	October 31, 2011

Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7494=RMB6.2372	US$1=HK$7.7641=RMB6.3547

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7615=RMB6.3283	US$1=HK$7.7817=RMB6.5119

The translation loss recorded for the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 were $36,081, $65,852 and $215,042 respectively.

No presentation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(L)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain (loss) in the statements of operations and comprehensive loss and in the statement of stockholders’ deficit. Other comprehensive loss for the years ended October 31, 2012 and 2011, and for the period from September 25, 2002 (inception) through October 31, 2012, were $36,081, $65,852 and $215,042 respectively

(M)	Earnings/(loss) per share

Basic earnings/(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2012 and 2011.

(N)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(O)	Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended October 31, 2012, that are of significance or potentially significance, to us.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2012 and 2011:

	October 31,
	2012	2011

Plant and machinery	$255,836	$176,803
Motor vehicles	44,202	43,385
Office equipment	28,153	25,777
Computer software	5,017	5,017
Office improvements	128,809	126,427
Construction in progress	-	17,121
	462,017	394,530
Less: accumulated depreciation	320,404	291,360

Property and equipment, net	$141,613	$103,170

Depreciation expense for the year ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 was $23,324, $5,940 and $290,634 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2012 and 2011 consisted of the following:

	October 31,
	2012	2011

Other payables	$357	$253
Accrued expenses	37,851	44,283
	$38,208	$44,536

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2012 and 2011, the Company owed $267,819 and $147,137 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2012 and 2011, the Company owed $1,626,785 and $1,026,142 to two related parties which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 were $95,588, $61,053 and $257,036 respectively.

As of October 31, 2012 and 2011, the Company owed $507,395 and $558,467 respectively to three directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to three directors and a related company are $25,347, $27,060 and $229,491 for the years ended October 31, 2012, and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 respectively.

For the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012, the Company paid two directors $0, $10,000 and $10,000 respectively for consultancy services.

5.	STOCKHOLDERS’ DEFICIENCY

Common stock

On May 31, 2011, the Company issued 100,000 shares of restricted common stock at $1.05 for advisory services. The shares were valued at the closing price on the date of grant, yielding an aggregate fair value of $105,000.

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company’s chief officer of dental technologies, for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $18,333 for the year ended October 31, 2012 as consultancy fees included in general and administrative expenses and recorded deferred stock compensation of $1,667 as of October 31, 2012.

For the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012, the Company recognized $105,834, $223,958 and $692,016 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $1,667 and $87,501 as of October 31, 2012 and 2011 for these services.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $42,769, $15,988 and $81,623 for the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased office space from a third party under an operating lease at monthly rental of $2,087 subject to an annual increase of 5% in each year. The lease expires on July 20, 2014. The Company also leases seven apartments for staff under three operating leases with a third party at monthly rental totaling $612, all of which expire in July 2013.

As of October 31, 2012, the Company had outstanding commitments with respect to the above operating lease, which are due as follows:

2013	$31,344
2014	19,673
Total	$51,017

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2012 and 2011. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,119,240 and $895,360 as of October 31, 2012 and 2011 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2012 and 2011 was $380,541 and $304,422 respectively. The net change in the valuation allowance for 2012 was an increase of $76,119.

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

As of December 31, 2012, 90% and 10% of the Company’s assets were located in the PRC and the United States respectively.

As of December 31, 2011, 81% and 19% of the Company’s assets were located in the PRC and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $3,682,008 as of October 31, 2012 that includes a net loss of $758,525 for the year ended October 31, 2012. The Company’s total current liabilities exceed its total current assets by $2,369,478 and the Company used cash in operations of $609,835. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.	SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than noted herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2012. The Company’s internal control over financial reporting as of October 31, 2012 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2012, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	39	President, Director
WANG Hui	43	Chief Executive Officer, Director
Kai GUI	43	Director, Secretary, Chief Financial Officer

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

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2012.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	$21,794	0	0	0	0	0	$21,794
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2012.

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	WANG Hui, CEO & Director	22,153,540	39.158%
Common Stock	Chi Ming YU, President & Director	0	0%
Common Stock	Kai GUI, Secretary & Director	150,000	0.265%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	20,699,660	36.588%
Common Stock	WU AiPing, Room 802, 35 Weicheng Street, HongyunGarden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	8.838%
All Officers & Directors		22,303,540	39.423%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2012 and 2011, the Company owed $267,819 and $147,137 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $150,000 is included as an exhibit to this Form 10-K.  There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2012 and 2011, the Company owed $827,766 and $520,361 respectively to Chi Fung Yu, $799,019 and $505,781 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

As of October 31, 2012 and October 31, 2011, the Company owed the following amount respectively to three directors for advances made - $487,165 and $533,981 to Wang Hui, $0 and $5,261 to Kai Gui, $20,230 and $19,225 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free, and there are no formal written agreements regarding these advances.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 were $95,588, $61,053 and $257,036 respectively.

Imputed interest on the amounts owed to three directors and a related company are $25,347, $27,060 and $229,491 for the years ended October 31, 2012, and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012 respectively.

For the years ended October 31, 2012 and 2011 and for the period from September 25, 2002 (inception) through October 31, 2012, the Company paid two directors $0, $10,000 and $10,000 respectively for consultancy services.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$33,400	Baker Tilly Hong Kong Limited

2011	$33,400	Baker Tilly Hong Kong Limited

(2)	Audit-Related Fees

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Chi Ming YU	President and Director	February 13, 2013
Chi Ming YU

/s/ Kai GUI	Secretary and Chief Financial Officer	February 13, 2013
Kai GUI

/s/ WANG Hui	Director and Chief Executive Officer	February 13, 2013
WANG Hui

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chi Ming YU	President and Director	February 13, 2013
Chi Ming YU	(Principal Executive Officer)

/s/ Kai GUI	Director, Secretary and Chief Financial Officer	February 13, 2013
Kai GUI

/s/ WANG Hui	Director and Chief Executive Officer	February 13, 2013
WANG Hui	(Controller)