Form 10-Q
period 2013-01-31
Advanced Biomedical Technologies Inc.
filed 2013-03-25
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐ NO  ☑

As of March 25, 2013, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying consolidated financial statements for the period ended January 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2013.

 ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
 AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2013
(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Consolidated Balance Sheets as of January 31, 2013 (unaudited) and October 31, 2012	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2013 and 2012 and the period from September 25, 2002 (inception) through January 31, 2013(unaudited)	F-2

Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through January 31, 2013 (unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended January 31, 2013 and 2012 and the period from inception September 25, 2002 9inception through January 31, 2013 (unaudited)	F-4

Notes to the Consolidated Financial Statements (unaudited)	F-5 - F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. ("ABMT") AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2013	2012
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$44,488	$49,092
Other receivables and prepaid expenses	20,473	21,637

Total Current Assets	64,961	70,729

PROPERTY AND EQUIPMENT, NET	137,097	141,613

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,675	1,670

Total Assets	$203,733	$214,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$41,691	$38,208
Due to directors	492,996	507,395
Due to a stockholder	282,384	267,819
Due to related parties	1,786,942	1,626,785

Total Current Liabilities	2,604,013	2,440,207

Total Liabilities	2,604,013	2,440,207

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIT
ABMT Stockholders' Deficit
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,574,850 shares
issued and outstanding as of January 31, 2013 and October 31, 2012	566	566
Common stock, 230,000 shares to be issued	-	-
Stock subscription receivable	-	-
Additional paid-in capital	1,677,921	1,671,956
Deferred stock compensation	-	(1,667)
Accumulated deficit during development stage	(3,857,269)	(3,682,008)
Accumulated other comprehensive loss	(221,498)	(215,042)
Total Deficit	(2,400,280)	(2,226,195)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$203,733	$214,012

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		September 25, 2002 (inception) through
	January 31,	January 31,	January 31,
	2013	2012	2013
OPERATING EXPENSES
General and administrative expenses	$109,111	$150,380	$3,196,816
Depreciation	6,438	5,306	297,072
Research and development (net of government grant)	19,411	17,632	276,094
Total Operating Expenses	134,960	173,318	3,769,982

LOSS FROM OPERATIONS	(134,960)	(173,318)	(3,769,982)

OTHER INCOME (EXPENSES)
Government grants	-	-	244,479
Interest income	20	27	1,833
Interest paid to a stockholder and related parties	(30,784)	(19,779)	(287,820)
Imputed interest	(5,965)	(6,610)	(235,456)
Other, net	(3,572)	215	(27,528)
Total Other Income (Expenses), net	(40,301)	(26,147)	(304,492)

LOSS FROM OPERATIONS BEFORE TAXES	(175,261)	(199,465)	(4,074,474)
Income tax expense	-	-	-
NET LOSS	(175,261)	(199,465)	(4,074,474)
Net loss attributable to noncontrolling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(175,261)	(199,465)	(3,857,269)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(6,456)	(11,881)	(221,498)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(181,717)	$(211,346)	$(4,078,767)

Net loss per share -basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	56,574,850	56,534,633

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

								Accumulated deficit during development stage	Accumulated other comprehensive loss
	Common stock issued		Shares to be issued		Stock subscriptions receivable	Additional paid-in capital	Deferred stock compensation
	Number of shares		Number of shares	Amount						Noncontrolling interests
		Amount									Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505		$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed interest on advances from a stockholder, related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31,2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557		$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	-	230,000	(2)	-	-	-	-	-	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565		$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1		-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at Oct 31, 2012	56,574,850	$566		$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	5,965	-	-	-	-	5,965

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the period	-	-	-	-	-	-		(175,261)	-	-	(175,261)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,456)	-	(6,456)

Balance at Jan 31, 2013	56,574,850	$566	-	$-	$-	$1,677,921	$-	$(3,857,269)	$(221,498)	$-	$(2,400,280)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended		Sep 25, 2002 (inception) through January 31, 2013
	January 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(175,261)	$(199,465)	$(3,857,269)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,438	5,306	297,072
Loss on disposal of fixed assets	-	-	11,704
Stock issued for services	1,667	29,584	693,683
Noncontrolling interests	-	-	(217,205)
Imputed interest	5,965	6,610	235,456
Changes in operating assets and liabilities (Increase) decrease in:
Other receivables and prepaid expenses Increase (decrease) in:	1,219	(514)	(20,473)
Other payables and accrued expenses	3,452	29,155	41,691
Net cash used in operating activities	(156,520)	(129,324)	(2,815,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,523)	(66,918)	(445,873)
Construction in progress	-	17,159	-
Deposit for purchase of property and equipment	-	9,320	(1,675)
Net cash used in investing activities	(1,523)	(40,439)	(447,548)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	14,662	27,339	282,384
Due to directors	(15,829)	(7,108)	492,996
Due to related parties	154,549	143,184	1,786,942
Net cash provided by financing activities	153,382	163,415	3,528,875

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	57	235	(221,498)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,604)	(6,113)	44,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,092	78,781	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,488	$72,668	$44,488

ADVANCED BIOMEDICALTECHNOLOGIES, INC. AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of January 31, 2013, the consolidated results of operations for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) to January 31, 2013 and consolidated statements of cash flows for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) to January 31, 2013. The consolidated results for the three months ended January 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2012 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2013.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiary, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

All significant inter-company balances and transactions have been eliminated in consolidation.

NOTE 4  USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 5  RELATED PARTY TRANSACTIONS

As of January 31, 2013 and October 31, 2012, the Company owed a stockholder $282,384 and $267,819 respectively, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of January 31, 2013 and October 31, 2012, the Company owed two related parties a total of $1,786,942 and $1,626,785 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013 were $30,784, $19,779 and $287,820 respectively.

As of January 31, 2013 and October 31, 2012, the Company owed $492,996 and $507,395 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to three directors and a related company is $5,965, $6,610 and $235,456 for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013 respectively.

NOTE 6  STOCKHOLDERS’ EQUITY

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company's chief officer of dental technologies, for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $1,667 for the three months ended January 31, 2013 as consultancy fees included in general and administative expenses and recorded deferred stock compensation of $0 as of January 31, 2013.

For the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013, the Company recognized $1,667, $29,584 and $693,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 and $1,667 as of January 31, 2013 and October 31, 2012 for these services.

NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Year ending 31, October, 2013	$35,043
Fiscal year ending October 31, 2014	$30,024

NOTE 8  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Codification Topic 825 (ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued liabilities and due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

NOTE 9  RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the three months ended January 31, 2013, that are of significance or potentially significance, to us.

NOTE 10  GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has an accumulated deficit of $3,857,269 as of January 31, 2013 that includes a net loss of $175,261 for the three months ended January 31, 2013. As of January 31, 2013, the Company’s total current liabilities exceeded Company incurred net current liabilities of $2,539,052 and net liabilities of $ 2,400,280 its total current assets by $2,539,052 and the Company used cash in operations of $125,736 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11 SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 13, 2013.

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

SFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the SFDA in 2008. The application has been withheld by the SFDA pending additional clinical trial cases. This is due to the amended SFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended SFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2013, we have completed all additional clinical trials required by the SFDA. The company’s SFDA Application is under the SFDA Review Process.

Process of Human Trials

As of January 31, 2013, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under SFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by SFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Under the SFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the SFDA to reasonably assure their safety and efficacy. Under the SFDA's regulations, class I devices are subject to general controls (for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements) and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the SFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current SFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2013.

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

Number of Hospitals at the end of July 2012 Statistic and Census report by the Ministry of Health of the People's Republic of China.

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

Research and Development

The Company has also been conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment in cooperation with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under the cooperative agreement, both parties will join efforts in utilizing the Company’s bio-absorbable mini-screws and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Also adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin. We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types. A separate joint research projects has been setup by the Company and Sichuan University. Both projects are currently under way and the Company has completed the design and production of testing mini-screws using its patented PA material.

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

Although there are substantial research and development (R&D) activities within the Company and, the Company regards R&D activity as the key to maintain its technological advantage and innovation, there can be no assurance that the Company will be able to obtain any further clearances or approvals, if required, to market its products for their intended uses on a timely basis, if at all. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. Delays in the receipt of or the failure to obtain such clearances or approvals, the need for additional clearances or approvals, the loss of previously received clearances or approvals, unfavorable limitations or conditions of approval, or the failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Finance Costs

As of January 31, 2013 and October 31, 2012, a stockholder and two related parties had loaned a total of $2,069,326 and $1,894,604, respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013 were $30,784, $19,779 and $287,820, respectively.

As of January 31, 2013 and October 31, 2012, the Company owed $492,996 and $507,395, respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,965, $6,610 and $235,456 for the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013, respectively.

Net Loss

The net loss attributable to common stockholders the three months ended January 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through January 31, 2013 were $175,261, $199,465 and $3,857,269, respectively. We do not have any revenue from inception to January 31, 2013 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $2,539,052 and $2,369,478 as of January 31, 2013 and October 31, 2012, respectively. Our working capital deficit is due to the fact that we are in the application process for the SFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $156,520 and $129,324 in the three months ended January 31, 2013 and 2012, respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $1,523 and $40,439 net cash used in investing activities in the three months ended January 31, 2013 and 2012, respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended January 31, 2013 and 2012 was $153,382 and $163,415, respectively, which represented advances from a stockholder and related parties, loan repayments to directors and a stockholder.

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

We believe that our existing cash, cash equivalents at January 31, 2013, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the SFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

3. Fair value of financial instruments

FASB Codification Topic 825 (ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued liabilities and due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

5. Research and Development

Research and development costs related to both present and future products are expensed as incurred.

6. Foreign currency translation

The reporting currency of the company’s financial statements is the US dollar. The financial statements of the Company’s subsidiary denominated in currencies other than the US dollar are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the three months ended January 31, 2013, that are of significance or potentially significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

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
_____________
*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/ Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)