Form 10-Q
period 2013-04-30
Advanced Biomedical Technologies Inc.
filed 2013-06-14
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2013

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

As of June 14, 2013, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying consolidated financial statements for the period ended April 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2013.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Consolidated Balance Sheets as of April 30, 2013 (unaudited) and October 31, 2012	F-1

Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2013 and 2012 and the period from September 25, 2002 (inception) through April 30, 2013 (unaudited)
F-2

Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through April 30, 2013 (unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended April 30, 2013 and 2012 and the period from September 25, 2002 (inception) through April 30, 2013 (unaudited)	F-4

Notes to Consolidated Financial Statements (unaudited)	F-5 - F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30,	October 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,746	$49,092
Other receivables and prepaid expenses	23,550	21,637
Total Current Assets	55,296	70,729

PROPERTY AND EQUIPMENT, NET	131,718	141,613

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	-	1,670
Total Assets	$187,014	$214,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$18,262	$38,208
Due to directors	480,726	507,395
Due to a stockholder	315,330	267,819
Due to related parties	1,925,967	1,626,785
Total Current Liabilities	2,740,285	2,440,207

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,574,850 shares issued and outstanding
as of April 30, 2013 and October 31, 2012	566	566
Additional paid-in capital	1,683,722	1,671,956
Deferred stock compensation	-	(1,667)
Accumulated deficit during development stage	(3,995,835)	(3,682,008)
Accumulated other comprehensive loss	(241,724)	(215,042)
Total Deficit	(2,553,271)	(2,226,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$187,014	$214,012

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended		Sep 25, 2002 (inception) through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES
General and administrative expenses	$87,971	$111,415	$197,082	$261,795	$3,284,787
Depreciation	6,490	6,511	12,928	11,817	303,562
Research and development	3,375	12,538	22,786	30,170	279,469
Total Operating Expenses	97,836	130,464	232,796	303,782	3,867,818

LOSS FROM OPERATIONS	(97,836)	(130,464)	(232,796)	(303,782)	(3,867,818)

OTHER (EXPENSES) INCOME
Government grants	-	-	-	-	244,479
Interest income	15	24	35	51	1,848
Interest paid to a stockholder and related parties	(32,926)	(22,906)	(63,710)	(42,685)	(320,746)
Imputed interest	(5,801)	(6,554)	(11,766)	(13,164)	(241,257)
Other, net	(2,018)	(198)	(5,590)	17	(29,546)
Total Other (Expenses) Income, net	(40,730)	(29,634)	(81,031)	(55,781)	(345,222)

LOSS BEFORE TAXES	(138,566)	(160,098)	(313,827)	(359,563)	(4,213,040)
Income tax expense	-	-	-	-	-
NET LOSS	(138,566)	(160,098)	(313,827)	(359,563)	(4,213,040)
Net loss attributable to non-controlling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(138,566)	(160,098)	(313,827)	(359,563)	(3,995,835)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(20,226)	(8,046)	(26,682)	(19,927)	(241,724)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(158,792)	$(168,144)	$(340,509)	$(379,490)	$(4,237,559)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	56,574,850	56,574,850	56,574,850	56,554,520

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common stock		Shares to be issued		Stock	Additional	Deferred	Accumulated deficit during	Accumulated other
	Number		Number		subscriptions	paid-in	stock	development	comprehensive	Noncontrolling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed interest on advances from a
stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed interest on advances from a
stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505	-	$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed interest on advances from a
stockholder, related company and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed interest on advances from a
stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31, 2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a
stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557	-	$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock to be issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a
stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a
stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from directors	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at October 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Imputed interest on advances from directors	-	-	-	-	-	11,766	-	-	-	-	11,766

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the period	-	-	-	-	-	-	-	(313,827)	-	-	(313,827)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(26,682)	-	(26,682)

Balance at April 30, 2013	56,574,850	$566	-	$-	$-	$1,683,722	$-	$(3,995,835)	$(241,724)	$-	$(2,553,271)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Sep 25, 2002
	Six months ended		(inception) through
	April 30,		April 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(313,827)	$(359,563)	$(3,995,835)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,928	11,817	303,562
Loss on disposal of property and equipment	-	-	11,704
Stock issued for services	1,667	60,834	693,683
Non-controlling interests	-	-	(217,205)
Imputed interest	11,766	13,164	241,257
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	7	73	(23,550)
(Decrease) increase in:
Other payables and accrued expenses	(20,053)	2,565	18,262
Net cash used in operating activities	(307,512)	(271,110)	(2,968,122)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,525)	(55,046)	(446,984)
Deposit for purchase of property and equipment	-	9,347	-
Net cash used in investing activities	(1,525)	(45,699)	(446,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	47,677	60,532	315,330
Due to directors	(32,112)	(23,873)	480,726
Due to related parties	275,947	265,803	1,925,967
Net cash provided by financing activities	291,512	302,462	3,688,576

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	179	342	(241,724)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,346)	(14,005)	31,746

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,092	78,781	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,746	$64,776	$31,746

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of April 30, 2013, the consolidated results of operations for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) to April 30, 2013 and consolidated statements of cash flows for the six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) to April 30, 2013. The consolidated results for the three and six months ended April 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2012 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2013.

The reporting currency of the Company is the US dollar.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”)

NOTE 3  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiary, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests in periods prior to 2012 represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

NOTE 5  RELATED PARTY TRANSACTIONS

As of April 30, 2013 and October 31, 2012, the Company owed a stockholder $315,330 and $267,819 respectively, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of April 30, 2013 and October 31, 2012, the Company owed two related parties a total of $1,925,967 and $1,626,785 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013 were $32,926, $22,906, $63,710, $42,685 and $320,746 respectively.

As of April 30, 2013 and October 31, 2012, the Company owed $480,726 and $507,395 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors (three directors for the three and six months ended April 30 2012) is $5,801, $6,554, $11,766, $13,164 and $241,257 for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013 respectively.

NOTE 6  STOCKHOLDERS’ EQUITY

Common stock

For the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013, the Company recognized $0, $31,250, $1,667, $60,834 and $693,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 and $1,667 as of April 30, 2013 and October 31, 2012 for these services.

NOTE 7  COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31,
2013	22,947
2014	30,284

Total	$53,231

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

NOTE 9  RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the six months ended April 30, 2013, that are of significance or potentially significance, to us.

NOTE 10 GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $3,995,835 as of April 30, 2013 that includes a net loss of $313,827 for the six months ended April 30, 2013. As of April 30, 2013, the Company’s total current liabilities exceeded its total current assets by $2,684,989 and the Company used cash in operations of $307,512 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11 SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire (“PA Binding Wire”) are currently being tested in human trials under permit from the China Food and Drug Administration ("CFDA", fka “SFDA”).

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2013, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Process of Human Trials

As of April 30, 2013, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

Government Regulation

Medical implant devices/products manufactured or marketed by the Company in China are subject to extensive regulations by the CFDA. Pursuant to the related laws and acts, as amended, and the regulations promulgated there under (the "CFDA Regulations"), the CFDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. The CFDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

Under the CFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the CFDA to reasonably assure their safety and efficacy. Under the CFDA's regulations, class I devices are subject to general controls (for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements) and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the CFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current CFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

Before a new device can be introduced into the market in China, the manufacturer generally must obtain CFDA marketing clearance through clinical trials. Since the Company is classified as a manufacturer of Class III medical devices, the Company must carry out all clinical trials in pre-selected CFDA approved hospitals.

Manufacturers of medical devices for marketing in China are required to adhere to GMP requirements. Enforcement of GMP requirements has increased significantly in the last several years and the CFDA has publicly stated that compliance will be more strictly scrutinized. From time to time the CFDA has made changes to the GMP and other requirements that increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the Company’s business, financial condition and results of operations.

Regulations regarding the development, manufacturing and sale of the Company’s products are subject to change. The Company cannot predict the impact, if any, that such changes might have on its business, financial condition and results of operations.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2013.

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

During product development and clinical trial stages we developed close relationships with many major national hospitals. We expect these relationships to boost our revenue generation following CFDA final approval. In order to better serve our customers, including hospitals, distributors, patients and the general public, the Company will set up Regional Service Offices to provide technical support, product information, and customer aid service.

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
- We are the only company qualified and permitted to perform PA clinical trials by CFDA
- We have a timing advantage over other companies in China which would have to go through the preclinical testing for the CFDA permit on clinical trials.
- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials.

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

Pre-Market Research

The Company has been conducting Pre-Market Research while it’s PA Screw Application is under CFDA review. The research is intended to estimate the potential market success of the company’s products that can be expected. The research also looks beyond the Company’s initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks we have received from trade shows and industrial conferences, it is the Company’s intention to apply for additional international regulatory approvals in due course.

Finance Costs

As of April 30, 2013 and October 31, 2012, a stockholder and two related parties had loaned a total of $2,241,297 and $1,894,604 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013 were $32,926, $22,906, $63,710, $42,685 and $320,746 respectively.

As of April 30, 2013 and October 31, 2012, the Company owed $480,726 and $507,395 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,801, $6,554, $11,766, $13,164 and $241,257 for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2013 and 2012 and for the period from September 25, 2002 (inception) through April 30, 2013 were $138,566, $160,098, $313,827, $359,563 and $3,995,835 respectively. We do not have any revenue from inception to April 30, 2013 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $2,684,989 and $2,369,478 as of April 30, 2013 and October 31, 2012 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing are loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $307,512 and $271,110 in the six months ended April 30, 2013 and 2012 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $1,525 and $45,699 net cash used in investing activities in the six months ended April 30, 2013 and 2012 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the six months ended April 30, 2013 and 2012 was $291,512 and $302,462 respectively, which represented advances from a stockholder and related parties, and loan repayment to directors.

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

We believe that our existing cash, cash equivalents at April 30, 2013, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the SFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the three and six months ended April 30, 2013, that are of significance or potentially significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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
____________
*filed herewith
(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Date: June 14, 2013	By:	/s/ Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

	By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

	By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)