Form 10-Q
period 2013-07-31
Advanced Biomedical Technologies Inc.
filed 2013-09-16
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2013

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

As of September 16, 2013, there are 56,574,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2012 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2013. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2013.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2013 (unaudited) and October 31, 2012	F – 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2013 and 2012 and the period from September 25, 2002 (inception) through July 31, 2013 (unaudited)	F – 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through July 31, 2013 (unaudited)	F – 4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2013 and 2012 and the period from September 25, 2002 (inception) through July 31, 2013 (unaudited)	F – 5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F – 6 - F – 9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2013	2012
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$37,976	$49,092
Other receivables and prepaid expenses	21,431	21,637
Total Current Assets	59,407	70,729

PROPERTY AND EQUIPMENT, NET	128,488	141,613
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	522	1,670

TOTAL ASSETS	$188,417	$214,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$31,139	$38,208
Due to directors	468,490	507,395
Due to a stockholder	332,595	267,819
Due to related parties	2,074,449	1,626,785
Total Current Liabilities	2,906,673	2,440,207

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,574,850
shares issued and outstanding as of July 31, 2013 and October 31, 2012	566	566
Additional paid-in capital	1,689,381	1,671,956
Deferred stock compensation	-	(1,667)
Accumulated deficit during development stage	(4,152,383)	(3,682,008)
Accumulated other comprehensive loss	(255,820)	(215,042)
Total Deficit	(2,718,256)	(2,226,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$188,417	$214,012

The accompanying notes are an integral part of the condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended		Sep 25, 2002 (inception) through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013
OPERATING EXPENSES
General and administrative expenses	$101,260	$110,699	$298,342	$372,494	$3,386,047
Depreciation	6,599	6,602	19,527	18,419	310,161
Research and development	5,367	43,208	28,153	73,378	284,836
Total Operating Expenses	113,226	160,509	346,022	464,291	3,981,044

LOSS FROM OPERATIONS	(113,226)	(160,509)	(346,022)	(464,291)	(3,981,044)

OTHER (EXPENSES) INCOME
Government grants	-	-	-	-	244,479
Interest income	17	40	52	91	1,865
Interest paid to a stockholder and related parties	(35,732)	(24,593)	(99,442)	(67,278)	(356,478)
Imputed interest	(5,659)	(6,117)	(17,425)	(19,281)	(246,916)
Other, net	(1,948)	300	(7,538)	317	(31,494)
Total Other (Expenses) Income, net	(43,322)	(30,370)	(124,353)	(86,151)	(388,544)

LOSS BEFORE TAXES	(156,548)	(190,879)	(470,375)	(550,442)	(4,369,588)
Income tax expense	-	-	-	-	-
NET LOSS	(156,548)	(190,879)	(470,375)	(550,442)	(4,369,588)
Net loss attributable to non-controlling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(156,548)	(190,879)	(470,375)	(550,442)	(4,152,383)

OTHER COMPREHENSIVE LOSS
Foreign currency translation (loss)/income	(14,096)	23,046	(40,778)	3,119	(255,820)
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(170,644)	$(167,833)	$(511,153)	$(547,323)	$(4,408,203)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	56,574,850	56,574,850	56,574,850	56,561,346

The accompanying notes are an integral part of the condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

								Accumulated
								deficit	Accumulated
	Common stock		Shares to be issued		Stock	Additional	Deferred	during	other	Non-
	Number		Number		subscriptions	paid-in	stock	development	comprehensive	controlling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505	-	$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the period	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31, 2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement
($1.15 per share)	5,000	-		-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement
($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557	-	$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement
($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement
($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement
($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock issued for cash in private placement
($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement
($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement
($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from directors	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at October 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Imputed interest on advances from directors	-	-	-	-	-	17,425	-	-	-	-	17,425

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the period	-	-	-	-	-	-	-	(470,375)	-	-	(470,375)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(40,778)	-	(40,778)

Balance at July 31, 2013	56,574,850	$566	-	$-	$-	$1,689,381	$-	$(4,152,383)	$(255,820)	$-	$(2,718,256)

The accompanying notes are an integral part of the condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Sep 25, 2002
	Nine months ended		(inception) through
	July 31,		July 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(470,375)	$(550,442)	$(4,152,383)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	19,527	18,419	310,161
Loss on disposal of property and equipment	-	-	11,704
Stock issued for services	1,667	92,084	693,683
Non-controlling interests	-	-	(217,205)
Imputed interest	17,425	19,281	246,916
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	546	1,240	(21,431)
(Decrease) increase in:
Other payables and accrued expenses	(7,361)	3,803	31,139
Net cash used in operating activities	(438,571)	(415,615)	(3,097,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,127)	(74,552)	(450,353)
Construction in progress	-	17,180	-
Deposit for purchase of property and equipment	1,166	8,017	(522)
Net cash used in investing activities	(2,961)	(49,355)	(450,875)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	64,869	71,050	332,595
Due to directors	(47,071)	(46,297)	468,490
Due to related parties	412,239	404,803	2,074,449
Net cash provided by financing activities	430,037	429,556	3,842,087

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	379	75	(255,820)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,116)	(35,339)	37,976

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	49,092	78,781	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,976	$43,442	$37,976

The accompanying notes are an integral part of the condensed consolidated financial statements

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

In the opinion of the management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of July 31, 2013, the consolidated results of operations for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) to July 31, 2013 and consolidated statements of cash flows for the nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) to July 31, 2013. The consolidated results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2012 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13,  2013.

The reporting currency of the Company is the US dollars.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (“the Company”).

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The non-controlling interests in periods prior to 2012 represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

NOTE 5   RELATED PARTY TRANSACTIONS

As of July 31, 2013 and October 31, 2012, the Company owed a stockholder $332,595 and $267,819 respectively which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of July 31, 2013 and October 31, 2012, the Company owed two related parties a total of $2,074,449 and $1,626,785 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013 were $35,732, $24,593, $99,442, $67,278 and $356,478 respectively.

As of July 31, 2013 and October 31, 2012, the Company owed $468,490 and $507,395 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two director is $5,659, $6,117, $17,425, $19,281 and $246,916 for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013 respectively.

NOTE 6   STOCKHOLDERS’ EQUITY

Common stock

For the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013, the Company recognized $0, $31,250, $1,667, $92,084 and $693,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 and $(1,667) as of July 31, 2013 and October 31, 2012 for these services.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31,
2013	12,476
2014	36,072
Total	$48,548

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

NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the nine months ended July 31, 2013, that are of significance or potentially significant to us.

NOTE 10 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue-producing operations and has an accumulated deficit of $4,152,383 as of July 31, 2013 that includes a net loss of $470,375 for the nine months ended July 31, 2013. As of July 31, 2013, the Company’s total current liabilities exceeded its total current assets by $2,847,266 and the Company used cash in operations of $438,571 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11 SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of July 31, 2013, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Process of Human Trials

As of July 31, 2013, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2013.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen China, which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires. Both production lines, at their maximum production capacity, are capable of generating approximately $30,000,000 in annual revenue.

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

During product development and clinical trial stages, we developed close relationships with many major national hospitals. We expect these relationships to boost our revenue generation following CFDA final approval. In order to better serve our customers, including hospitals, distributors, patients and the general public, the Company will set up Regional Service Offices to provide technical support, product information, and customer aid service.

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

The Company has advantages and more opportunities over other competitors due to:
- No other similar patent registrations in China
- We are the only company qualified and permitted to perform PA clinical trials by CFDA
- We have a timing advantage over other companies in China which would have to go through the preclinical testing for the CFDA permit on clinical trials
- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of July 2013 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by the Ministry of Health of the People's Republic of China
(July 2013)

	July 2013	July 2012	Increase / (Decrease)
Total No. of Hospitals	24,014	22,665	1,349
Public Hospital	13,420	13,440	(20)
Private Hospital	10,594	9,225	1,369
Hospital Rating
AAA	1,711	1,476	235
AA	6,638	6,583	55
A	6,203	5,860	343

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

The Company has developed five proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company’s product range will ultimately cover the full gamut of components featuring self-reinforced, re-absorbable, biodegradable PA macromolecule polymer materials for implantation, including human orthopedic and dental applications, as well as veterinary applications. We expect research and development expenses to grow as we continue to invest in basic and advanced research, clinical trials, product development and in our intellectual property.

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

Finance Costs

As of July 31, 2013 and October 31, 2012, a stockholder and two related parties had loaned a total of $2,407,044 and $1,894,604 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013 were $35,732, $24,593, $99,442, $67,278 and $356,478 respectively.

As of July 31, 2013 and October 31, 2012, the Company owed $468,490 and $507,395 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,659, $6,117, $17,425, $19,281 and $246,916 for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through July 31, 2013 were $156,548, $190,879, $470,375, $550,442 and $4,152,383 respectively. We do not have any revenue from inception to July 31, 2013 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $2,847,266 and $2,369,478 as of July 31, 2013 and October 31, 2012 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $438,571 and $415,615 in the nine months ended July 31, 2013 and 2012 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $2,961 and $49,355 net cash used in investing activities in the nine months ended July 31, 2013 and 2012 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the nine months ended July 31, 2013 and 2012 was $430,037 and $429,556 respectively, which represented advances from a stockholder and related parties and loan repayment to directors.

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

We believe that our existing cash, cash equivalents at July 31, 2013, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the SFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the nine months ended July 31, 2013, that are of significance or potentially significant to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2013.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Date: September 16, 2013	By:	/s/ Chi Ming YU
Chi Ming YU, President and Director
(Principal Executive Officer)

	By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)