Form 10-K
period 2013-10-31
Advanced Biomedical Technologies Inc.
filed 2014-02-13
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $1.00 on April 30, 2013 which is the last trading day of the second quarter, was approximately $13,571,650 as of April 30, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 13, 2014, there are 56,874,850 shares of common stock outstanding.

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

Since their founding, Shenzhen Changhua has been involved in the development of self-reinforced, absorbable degradable screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending approval of its products by the China Food and Drug Administration (“CFDA”), formally the State Food and Drug Administration (“SFDA”) of the PRC.

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices made of a proprietary polyamide material. These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures. Our devices are Self-Reinforced, Bio-absorbable, Brady-degradable internal fixation devices. At this time, ABMT is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our PA Screws have completed clinical trials and are pending approval by the China Food and Drug Administration (“CFDA”); and our PA Binding Wires are under clinical trials; and our PA Mini-Screws are under animal test.

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

Our Company is constantly analyzing the market needs to develop suitable products. One of the company’s products is currently pending CFDA approval and two products are under clinical tests.

Overview of PA Devices and Market in the US, China and Worldwide

Fractures are among the most common orthopaedic problems. There are about 6.3 million fracture cases each year in the United States alone, and the average citizen in a developed country can expect to sustain two fractures over the course of their lifetime. Fractures occur at an annual rate of 2.4 per 100 population. Men are more likely to experience fractures (2.8 per 100 population) than women (2.0 per 100). In 1998, over 10.7 million fractures were seen by physicians in office-based practice (this included visits for follow-up care). Of these, approximately 8.6 million visits for fracture care (79.6%) were made to orthopaedic surgeons. When a fracture was referred to another physician, approximately 90.6% were referred to orthopaedic surgeons. (Data Source: National Ambulatory Medical Care Survey & American Academy of Orthopaedic).

Hip fracture rates are increasing throughout urban Asia. A landmark study from Beijing 2002–2006 indicates the hip fracture incidence in those aged over 50 years to be 229/100,000 per year in women and 129/100,000 per year in men. This study found the rates of age-specific hip fractures in those aged over 50 years increased by 58% in women and by 49% in men. The same study also compared hip fractures that occurred from 2002-2006 with those that had occurred previously from 1990-1992, and it was found that the adjusted age-specific rates of hip fracture over age 50 years increased 2.76-fold in women and 1.61-fold in men. The increasing rate of hip fractures is serious since they are associated with increased mortality. In Mainland China, 1.8 million new osteoporotic vertebral fractures occurred in 2006. Since the number of people aged older than 60 years is expected to approach 438 million by 2050, it can be projected that the number of Chinese in this age group with osteoporotic vertebral fractures could reach 36.7 million and 48.5 million in 2020 and 2050, respectively. (Data Source: International Osteoporosis Foundation).

The demand for medical device equipment has rapidly increased during the last decade. Total market sales have increased more than 15% each year.  The figures show that about 4 million bone bolts/screws are needed each year. Between 2005 and 2009, the total world-wide sales of clinical equipment and materials are over USD 2 trillion, and more than 50% of the sales are related to bio-materials.

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

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw, has completed 100% of the required clinical trials, with a 100% success rate, and now await the formality of CFDA approval.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by CFDA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

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

Competing products and prices in China (screw)
Producer	Origin	Brand	Price (USD/PC)
Arthrex	Germany/USA	Arthrex	$554.74
Conmed	USA	Linvatec	$554.74
Bionx	Finland	Biofix	$554.74
Gunze	Japan	Grandfix	$416.06
Takiron	Japan	Fixsorb	$408.76
Dikang	China	PDLLA	$321.17
ABMT	China	ABMT	$300.00

Other foreign companies that produce PLA, PLLA or titanium, stainless products, but have less marketing in China are:

● DePuy (Johnson & Johnson)
● Medtronic
● Stryker
● Zimmer
● Smith & Nephew
● Biomet
● Conmed
● Inion

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company qualified and permitted to take clinical trials by CFDA.
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the CFDA permit on Clinical Trials.
-	Under existing regulation by CFDA, it will take at least 3-5 years to complete clinical trials for a new product similar to the Company’s PA Screw, which has finished all required clinical trials.

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

	METAL	ABMT’s PA devices
Cranial Growth	● Growth restriction	● Stimulation of growth leading to better bone healing
● Intracranial implant migration
Accumulation of Metal in tissues	Yes	No
Adverse Effect	● Many necessitate removal operation either for mechanical strength of the overall structure	None
● majority of implant failures occur at the bone-screw interface with screw pullout being the most common mechanistic cause of construct failure
●should the bone fail to heal, these micromotions will persist and cause the metallic screw to oscillate within the far softer surrounding bone interface
Stiffness for optimal healing	● Too stiff	● Optimal stiffness/flexibility characteristics to achieve surgical fixation, while conforming to the softer, more pliable bone of the patient
● Stress shielding can result in bone atrophy and degradation
Other Effects	● Implant palpability	● No long-term palpability
	● Temperature sensitivity	● No temperature sensitivity
	● Occasionally visibility	● Predictable degradation
	● Could cause trauma in the event of mechanical failure	● Reduced patient trauma
	● Imaging and radiotherapy interference	● No imaging and radiotherapy interference
	● Potential for cross contamination	● No second surgery required
Cost of product	Cost to hospital: $400-$2200	Cost to hospital: $300

Intellectual Property

The Company has been granted one patent for its material by the State Intellectual Property Office of the P.R.C. Patent no. ZL971190739, PRC. This patent also protects the use and manufacturing process of  the material.

Chinese Patent

Title: High molecular human body embedding article and its preparing process product and use
Application Number:	97119073	Application Date:	1997.10.22
Publication Number:	1214939	Publication Date:	1999.04.28
Approval Pub. Date:		Granted Pub. Date:	2002.08.14
International Classification:	A61F2/02,A61L27/00,C08L33/00
Applicant(s) Name:	Liu Jianyu
Address:	518111
Inventor(s) Name:
Attorney & Agent:	Li Zhi Ning

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

Employees

As of October 31, 2013, we had 26 employees, with 13 employees in Research & Development, Clinical and Regulatory, 5 employees in Manufacturing, 3 employees in Sales & Marketing, 4 employees in General and Administration, and 1 employee in Accounting. The Company intends to offer more engineer positions in the future.

We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union and our employee relations have been good.

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

Government Regulations

Our primary target market is the medical community of the People’s Republic of China (PRC).  Medical devices manufactured by the Company in China are subject to regulation by the China Food and Drug Administration (“CFDA”), formally the State Food and Drug Administration (“SFDA”) of the PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The Company’s production facilities are fully compliant with GMP requirements.  The Company’s CFDA Application for its PA Screw is under the CFDA Review Process.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.      PROPERTIES

None.

ITEM 3.      LEGAL PROCEEDINGS

Please refer to Note 6 – Commitments and Contingencies of the Notes to Financial Statement (Part II, Item 8 of this Form 10-K) for the information regarding legal proceedings in which we are involved.

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

Fiscal Quarter	High Bid	Low Bid
2013
Fourth Quarter 08-01-13 to 10-31-13	$0.70	$0.71
Third Quarter 05-01-13 to 07-31-13	$1.00	$0.70
Second Quarter 02-01-13 to 04-30-13	$1.62	$1.00
First Quarter 11-01-12 to 01-31-13	$3.89	$1.02

Fiscal Quarter	High Bid	Low Bid
2012
Fourth Quarter 08-01-12 to 10-31-12	$4.00	$0.28
Third Quarter 05-01-12 to 07-31-12	$8.00	$1.50
Second Quarter 02-01-12 to 04-30-12	$3.50	$0.20
First Quarter 11-01-11 to 01-31-12	$1.25	$0.20

Shareholders

At October 31, 2013, we had 38 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The Company's lack of funds in new R&D, especially in clinical testing;
2.	The Company's lack of funds in new equipment and the utilization of the production process after CFDA approval;
3.	The Company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The Company needs funding for marketing and network build-up;
5.
The Company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guarantee that we will obtain any such approval;

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL971190739, PRC, issued by the State Intellectual Property Office of the P.R.C., is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications, which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers, which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire ("PA Binding Wire) are currently being tested in human trials under permit from the China Food and Drug Administration ("CFDA"). As of October 31, 2013, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded CFDA’s requirement on PA Screw trial. The Company’s CFDA Application for its PA Screw is in the CFDA Review Process.

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA, formally SFDA, in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the CFDA with 100 percent success rate. As of October 31, 2013, the company’s CFDA Application is under the CFDA Review Process.

In March 2013, The State Food and Drug Administration of the PRC (“SFDA”), China’s medical device market regulatory agency, underwent a reorganization that saw much of China's food and drug regulatory powers consolidated into the agency, elevating it back to a ministerial-level agency directly under the State Council. The new name for the agency is China State Food and Drug Administration (“CFDA”). The name change meant the CFDA reports directly to China’s State Council and has broader authority to oversee medical device as well as food and drug sectors. This reorganization leads to a more streamlined and efficient registration process for medical devices in China. Since the reorganization, the CFDA has issued series of circulars and guidelines to help applicants. Following the CFDA guidelines, the Company has improved its GMP facilities, updated its Technical Documentation System to cover key areas such as Clinical Trial, Manufacturing Process, R&D, and Monitoring and Quality Control. Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra testing. The Company intends to finalize its Product Standards and supplementary CFDA reports in 2014.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Clinical Trials on Other Products

Currently, we have been conducting clinical trials for PA Binding Wires at the 6 state level hospitals authorized by the CFDA in cities throughout China, including Nanchang, Changsha, Luoyang, Nanning and Tianjin. We have successfully completed all 60 clinical human trial cases required by the CFDA, and we have completed 42 comparison cases. CFDA regulations require each successful clinical trial case to be accompanied by a trial case that uses a different product for comparison reasons. We intended to start CFDA Application Process for our PA Binding Wires when we complete the remaining 18 comparison cases.

The Company has signed a cooperative agreement with The First Affiliated Hospital of Guangdong Pharmaceutical University in Guangzhou, China. Under this cooperative agreement, both parties will join efforts in conducting research and animal tests on Cranio-Maxillofacial Fracture (CMF) Treatment utilizing the Company’s bio-absorbable miniscrews and plates. CMF surgery encompasses the treatment of the face, jaws and skull, including trauma and the correction of facial skeletal deformity. Since the 1980s, titanium plates and screws have been the most commonly used fixation devices in CMF surgery. However concerns of using titanium include bone growth restriction and implant migration through the cranium in children. Additionally adult patients complain about feeling the metal implants, particularly in cold weather or through thin skin.  We believe that utilizing our bio-absorbable mini-screws and plates in CMF surgery will eliminate the problems associated with other treatment types. As of October 31, 2013, this project has been put on hold due to lack of funding.

The Company has setup a joint research project with Sichuan University. The Company has completed the design and production of testing mini-screws using its patented PA material. This project is currently under way.

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

Under the CFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the CFDA to reasonably assure their safety and efficacy. Under the CFDA's regulations, class I devices are subject to general controls [for example, labeling and adherence to Good Manufacturing Practices ("GMP") requirements] and class II devices are subject to general and special controls. Generally, class III devices are those, which must receive premarket approval by the CFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current CFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to October 31, 2013.

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

Funding Needs

The Company estimates that it will need to raise minimum $500,000 over the next 12 months to bring its current products to market, and begin earning revenues.  This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.

There is a Letter of Continuing Financial Support signed between the Company and two of its shareholders (Titan Technology Development Ltd and Ms. Wang Hui) and a related party (Mr. Chi Fung Yu).

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
- We are the only company qualified and permitted to perform PA clinical trials by the CFDA.
- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the CFDA permit on clinical trials.
- Under existing regulations by the CFDA, it will take at least 3-5 years for clinical trials.

Number of Hospitals in China in year 2013 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People's Republic of China

(October 2013)

	October 2013	October 2012	Increase / (Decrease)
Total No. of Hospitals	24,317	22,662	1,655
Public Hospital	13,440	13,348	92
Private Hospital	10,877	9,314	1,563
Hospital Rating
AAA	1,728	1,471	257
AA	6,667	6,550	117
A	6,344	5,882	462

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the year ended October 31, 2013, October 31, 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 was $30,749, $117,916 and $287,432 respectively.

We expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

ISO 13485:2003 (YY/T 0287-2003) Certification

In December 2012, the Company’s Quality Management System (QMS) has been credited with ISO 13485:2003 certification. The Company’s Quality Management System (QMS) was certified by the CFDA (Guangdong), formally the SFDA (Guangdong), to meet YY/T 0287-2003 standard - the Chinese equivalent of ISO 13485:2003. According to the CFDA regulations, all mainland Chinese medical device manufacturers must establish document, implement and maintain a Quality Management System (QMS). Only the manufacturers with a CFDA certified QMS are allowed to apply for production permits and product registrations.

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

While the Company’s facility and laboratory were under renovation in 2012, the Company had been identifying the processes needed for the Quality Management System and their application throughout the organization. The Company has established its quality objectives, the sequence and interaction of the quality management processes and determined the criteria and methods needed to ensure that both the operation and control of these processes are effective. The QMS was considered to have met its objectives and effectiveness after internal analysis and management reviews. The Company submitted its certification request to the CFDA (Guangdong). Having conducted several on-site examinations in late 2012, the CFDA (Guangdong) accredited our QMS with YY/T 0287-2003/ISO 13485:2003. The CFDA certified QMS will enable the Company to manufacture and market its products once they are approved by the CFDA. Furthermore, Quality Management Systems around the world are generally based on ISO 13485; this certification will help the Company to be accredited in other countries in due course.

Pre-Market Research

The Company has been conducting Pre-Market Research while its PA Screw Application is under CFDA review. The research is intended to estimate the potential market success of the company’s products that can be expected. The research also looks beyond the Company’s initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks, we have received from trade shows and industrial conferences, it is the Company’s intention to apply for additional international regulatory approvals in due course.

Finance Costs

As of October 31, 2013 and 2012, the Company owed $349,911 and $267,819 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2013 and 2012, the Company owed $1,395,501 and $827,766 to Chi Fung Yu, $871,415 and $799,019 to Tie Jun Chen (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from stockholder accrued for the year ended October 31, 2013 and October 31, 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 are $20,755, $14,583 and $81,192 for Titan Technology Development Ltd.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2013 and October 31, 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 are $66,844, $40,587 and $177,306 for Chi Fung Yu; $ 49,903, $40,418 and $136,040 for Tie Jun Chen.

As of October 31, 2013 and October 31, 2012, the Company owed the following amount respectively to two directors for advances made - $435,344 and $487,165 to Wang Hui, $20,230 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to three directors for the year ended October 31, 2013, the year ended October 31, 2012 and the period from September 25, 2002 (inception) through October 31, 2013 respectively is $22,936, $25,347 and $124,392 for Wang Hui; $0, $0 and $56 for Chi Ming Yu and $0, $0 and $23 for Kai Gui.

Imputed interest on the amounts owed to a related company for the year ended October 31, 2013, the year ended October 31, 2012 and the period from September 25, 2002 (inception) through October 31, 2013 respectively is $0, $0 and $125,463 for Yichen Medical Device Co. Ltd.

Imputed interest on the amounts owed to three related parties for the year ended October 31, 2013, the year ended October 31, 2012 and the period from September 25, 2002 (inception) through October 31, 2013 respectively is $0, $0 and $978 for Liu Zhi Jian; $0, $0 and $152 for Liu Jin Ding; $0, $0 and $1,363 for Que Feng.

On November 25, 2013, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $49,000).

On December 23, 2013, the Company received cash advance from Chi Fung Yu amounted to RMB300,000 (equivalent to approximately $49,000).

On January 16, 2014, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $49,000).

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2013 and 2012. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,423,563 and $1,119,240 as of October 31, 2013 and 2012 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2013 and 2012 was $484,011 and $380,541 respectively. The net change in the valuation allowance for 2013 was an increase of $103,470.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it is waiting for CFDA approval and it has incurred losses.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $4,572,351 at October 31, 2013 that includes a net loss of $890,343 for the year ended October 31, 2013. We are in Clinical Trial phase and do not have a CFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2013 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $3,062,153 at October 31, 2013 compared to a working capital deficit of $2,369,478 as of October 31, 2012. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $604,969 in the year ended October 31, 2013. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $7,604 net cash used in investing activities in the year ended October 31, 2013. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2013 was $611,184, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2013, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,572,351 as of October 31, 2013 that includes a net loss of $890,343 for the year ended October 31, 2013.  The Company’s total current liabilities exceed its total current assets by $3,062,153 and the Company used cash in operations of $604,969.

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

As of October 31, 2013, loans from the Company's stockholder, two directors, a related company and two related parties totaling $3,072,401 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

        2.             Long-lived assets

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the years ended October 31, 2013 and 2012, the company has not recognized any impairment charges.

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the year ended October 31, 2013, that are of significance or potentially significance, to us.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.(“ABMT”)
AND SUBSIDIARIES

 (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2013

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Biomedical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended October 31, 2013 and 2012, and the period from September 25, 2002 (Inception) through October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc. and subsidiaries (a development stage company), as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended October 31, 2013 and 2012, and the period from September 25, 2002 (Inception) through October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has not yet commenced revenue producing operations, had a net loss of $890,343, an accumulated deficit of $4,572,351 and a working capital deficiency of $3,062,153 and used cash in operations of $604,969. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

February 13, 2014

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$48,380	$49,092
Other receivables and prepaid expenses	21,105	21,637
Total Current Assets	69,485	70,729

PROPERTY AND EQUIPMENT, NET	126,568	141,613
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,140	1,670

TOTAL ASSETS	$197,193	$214,012

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$59,237	$38,208
Due to directors	455,574	507,395
Due to a stockholder	349,911	267,819
Due to related parties	2,266,916	1,626,785
Total Current Liabilities	3,131,638	2,440,207

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,874,850 and 56,574,850 shares issued and
outstanding as of October 31, 2013 and October 31, 2012	569	566
Additional paid-in capital	1,907,889	1,671,956
Deferred stock compensation	-	(1,667)
Accumulated deficit during development stage	(4,572,351)	(3,682,008)
Accumulated other comprehensive loss	(270,552)	(215,042)
Total Stockholders' Deficit	(2,934,445)	(2,226,195)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$197,193	$214,012

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended October 31,		September 25, 2002 (inception) through October 31,
	2013	2012	2013
OPERATING EXPENSES
General and administrative expenses	$661,794	$496,530	$3,749,499
Depreciation	26,201	23,324	316,835
Research and development	30,749	117,916	287,432
Total Operating Expenses	718,744	637,770	4,353,766

LOSS FROM OPERATIONS	(718,744)	(637,770)	(4,353,766)

OTHER EXPENSES
Government grants	-	-	244,479
Interest income	70	118	1,883
Interest paid to a stockholder and related parties	(137,502)	(95,588)	(394,538)
Imputed interest	(22,936)	(25,347)	(252,427)
Other, net	(11,231)	62	(35,187)
Total Other Expenses, net	(171,599)	(120,755)	(435,790)

LOSS FROM OPERATIONS BEFORE TAXES	(890,343)	(758,525)	(4,789,556)
Income tax expense	-	-	-
NET LOSS	(890,343)	(758,525)	(4,789,556)
Net loss attributable to non-controlling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(890,343)	(758,525)	(4,572,351)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(55,510)	(36,081)	(270,552)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(945,853)	$(794,606)	$(4,842,903)

Net loss per share
- basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year
- basic and diluted	56,578,138	56,564,741

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Shares to be issued		Stock	Additional	Deferred	Accumulated deficit during	Accumulated other	Non-
	Number		Number		subscriptions	paid-in	stock	development	comprehensive	controlling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505	-	$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed Interest on advances from a stockholder and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the year	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31,2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement
($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement
($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-		(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557	-	$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement
($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement
($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement
($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock issued for cash in private placement
($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement
($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement
($1.05 per share)	100,000	1		-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from director	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at October 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Stock issued for services ($0.71 per share)	300,000	3	-	-	-	212,997		-	-	-	213,000

Imputed interest on advances from directors	-	-	-	-	-	22,936	-	-	-	-	22,936

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the year	-	-	-	-	-	-	-	(890,343)	-	-	(890,343)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(55,510)	-	(55,510)

Balance at October 31, 2013	56,874,850	$569	-	$-	$-	$1,907,889	$-	$(4,572,351)	$(270,552)	$-	$(2,934,445)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 25, 2002
	Year ended		(inception) through
	October 31,		October 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(890,343)	$(758,525)	$(4,572,351)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	26,201	23,324	316,835
Loss on disposal of property and equipment	-	-	11,704
Stock issued for services	214,667	105,834	906,683
Non-controlling interests	-	-	(217,205)
Imputed interest	22,936	25,347	252,427
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	978	662	(21,105)
(Decrease) increase in:
Other payables and accrued expenses	20,592	(6,477)	59,237
Net cash used in operating activities	(604,969)	(609,835)	(3,263,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,166)	(59,410)	(455,107)
Decrease (increase) in deposit for purchase of property and equipment	562	8,023	(1,140)
Net cash used in investing activities	(7,604)	(51,387)	(456,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	82,142	120,472	349,911
Due to directors	(62,450)	(60,314)	455,574
Due to related parties	591,492	570,868	2,266,916
Net cash provided by financing activities	611,184	631,026	4,038,954

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	677	507	(270,552)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(712)	(29,689)	48,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	49,092	78,781	-

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,380	$49,092	$48,380

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

Advanced Biomedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006 .

Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the China Food and Drug Administration (“CFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”, is considered a Development Stage Company.

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

The accompanying consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The noncontrolling interests in prior periods represent the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2013 and 2012, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC.  Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

In accordance with FASB Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the years ended October 31, 2013 and 2012, the company has not recognized any impairment charges.

(G)	Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, due to directors, a stockholder and related parties and other payables and accrued expenses approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

(J)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2013 and 2012, and for the period from September 25, 2002 (inception) through October 31, 2013 were $30,749, $117,916 and $287,432 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31,2013	October 31, 2012
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7530=RMB6.0943	US$1=HK$7.7494=RMB6.2372
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7561=RMB6.1717	US$1=HK$7.7615=RMB6.3283

The translation loss recorded for the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 were $55,510, $36,081 and $270,552 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive loss in the statements of operations and comprehensive loss and in the statement of stockholders’ deficit. Other comprehensive loss for the years ended October 31, 2013 and 2012, and for the period from September 25, 2002 (inception) through October 31, 2013, were $55,510, $36,081 and $270,552 respectively.

(M)	Loss per share

Basic loss per share is computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2013 and 2012.

(N)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(O)	Recent Accounting Pronouncements

There have been no new accounting announcementd during the year ended October 31, 2013 that is of significant, or potentially significance, to us.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2013 and 2012:

	October 31,
	2013	2012

Plant and machinery	$266,931	$255,836
Motor vehicles	45,239	44,202
Office equipment	31,824	28,153
Computer software	5,017	5,017
Office improvements	131,829	128,809
	480,840	462,017
Less: accumulated depreciation	354,272	320,404

Property and equipment, net	$126,568	$141,613

Depreciation expense for the year ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 was $26,201, $23,324 and $316,835 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2013 and 2012 consisted of the following:

	October 31,
	2013	2012

Other payables	$790	$357
Accrued expenses	58,447	37,851
Total	$59,237	$38,208

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2013 and 2012, the Company owed $349,911 and $267,819 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2013 and 2012, the Company owed $2,266,916 and $1,626,785 to two related parties which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 were $137,502 and $95,588 and $394,538 respectively.

As of October 31, 2013 and 2012, the Company owed $455,574 and $507,395 respectively to two directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to two directors and a related company are $22,936 and $25,347 and $252,427 for the years ended October 31, 2013, and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 respectively.

For the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013, the Company paid two directors $0, $0 and $10,000 respectively for consultancy services and issued restricted common stock as directors’ services compensation for past services of 300,000 shares valued at $213,000, nil shares and 450,000 shares valued at $363,000 respectively. Please refer to Item 11 for details of directors’ emoluments.

5.	STOCKHOLDERS’ DEFICIT

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company’s chief officer of dental technologies, for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $1,667 and $18,333 for the year ended October 31, 2013 and 2012 respectively as consultancy fees included in general and administrative expenses.

On 28 October 2013, the Company issued 150,000 shares of restricted common stock as directors’ services compensation for past services to each of Mr. Chi Ming Yu and Kai Gui, directors of the Company. The shares were valued at the closing price of $0.71 per share on the date of grant, yielding an aggregate fair value of $213,000.

For the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013, the Company recognized $214,667 and $105,834 and $906,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 and $1,667 as of October 31, 2013 and 2012 for these services.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $68,711 and $42,769 and $150,334 for the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased office space from a third party under an operating lease from July 20, 2009 to July 20, 2014 subject to an annual increase of 5% at the beginning of each year. The prevailing monthly rent at October 31 2013 is $2,243 (2012: $2,087).

The Company also leases eight apartments and a canteen for staff under three operating leases with a third party at monthly rental totaling $2,079, all of which will expire in July 2014, June 2015 and June 2014 respectively.

As of October 31, 2013, the Company had outstanding commitments with respect to the above operating lease, which are due as follows:

2014	$37,947
2015	1,116
Total	$39,063

(C)	Capital commitments

As of 31 October 2013, outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries totaled $1,140 (2012: $0).

(D)	Legal proceedings

On February 14, 2011, the existing director of Shenzhen Changhua, Liu Zhi Jian, the existing supervisor of Shenzhen Changhua, Liu Tian Qiu, and Wu Min Jin, a former employee, lodged an arbitration application to Labour Dispute Arbitration Committee (Longgang) (the “Labour Committee”) against Shenzhen Changhua for delays on paying their salaries.  Payment of RMB336,400 (equivalent to approximately $55,000), RMB68,314 (equivalent to approximately $11,000) and RMB22,500 (equivalent to approximately $4,000) was requested for Liu Zhi Jian, Liu Tian Qiu and Wu Min Jin respectively. However, Shenzhen Changhua rejected their demands and demanded compensation of RMB329,071 (equivalent to approximately $54,000) due to their misappropriation of assets and absence of duties. Labour Committee accepted the case on February 18, 2011 and Wu Min Jin withdrew his arbitration application thereafter. Labour Committee ruled that Shenzhen Changhua had to compensate Liu Zhi Jian and Liu Tian Qiu of RMB107,582 (equivalent to approximately $17,000) and RMB47,705 (equivalent to approximately $8,000) respectively.

On June 20, 2013, Shenzhen Changhua disagreed with the ruling and filed a lawsuit to Shenzhen Longgang People’s Court (the “Longgang Court”) against Liu Zhi Jian and Liu Tian Qiu. On July 24, 2013, the Longgang Court ruled that Shenzhen Changhua had to compensate Liu Zhi Jian and Liu Tian Qiu of RMB86,952 (equivalent to approximately $14,000) and RMB35,722 (equivalent to approximately $6,000) respectively.

On July 24, 2013, Shenzhen Changhua, Liu Zhi Jian and Liu Tian Qiu disagreed with the ruling and filed an appeal to Shenzhen Municipal Intermediate People’s Court (the “Shenzhen” Court).  On January 16, 2014, the Shenzhen Court made the final ruling that Liu Zhi Jian had to compensate Shenzhen Changhua of RMB805 (equivalent to approximately $130) and Shenzhen Changhua had to compensate Liu Tian Qiu of RMB3,207 (equivalent to approximately $520).

The Company considers that although the abovementioned net compensation of RMB2,402 (equivalent to approximately $390) is accrued subsequent to 31 October 2013, it is unlikely to have a significant impact on the company’s consolidated financial statements for the year ended October 31, 2013.

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2013 and 2012. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,423,563 and $1,119,240 as of October 31, 2013 and 2012 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2013 and 2012 was $484,011 and $380,541 respectively. The net change in the valuation allowance for 2013 was an increase of $103,470.

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

As at October 31, 2013, 96% and 4% of the Company’s assets were located in the P.R.C. and the United States respectively.

As at October 31, 2012, 90% and 10% of the Company’s assets were located in the P.R.C. and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $4,572,351 as of October 31, 2013 that includes a net loss of $890,343 for the year ended October 31, 2013. The Company’s total current liabilities exceed its total current assets by $3,062,153 and the Company used cash in operations of $604,969. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.	SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements, other than stated in Note 6 (D) and herein below:

On November 25, 2013, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $49,000);

On December 23, 2013, the Company received cash advance from Chi Fung Yu amounted to RMB300,000 (equivalent to approximately $49,000).

On January 16, 2014, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $49,000).

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

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2013. The Company’s internal control over financial reporting as of October 31, 2013 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2013, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	40	President, Director
WANG Hui	44	Chief Executive Officer, Director
Kai GUI	44	Director, Secretary, Chief Financial Officer

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2013.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	$43,217	0	0	0	0	0	$43,217
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2013.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

WANG Hui	0	0	0	0	0	0	0
Chi Ming YU	0	106,500	0	0	0	0	106,500
Kai GUI	0	106,500	0	0	0	0	106,500

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	WANG Hui, CEO & Director	22,153,540	38.951%
Common Stock	Chi Ming YU, President & Director	150,000	0.264%
Common Stock	Kai GUI, Secretary & Director	300,000	0.527%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	20,210,960	35.536%
Common Stock	WU Ai Ping, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	8.791%
All Officers & Directors		22,603,540	39.742%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2013 and 2012, the Company owed $349,911 and $267,819 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $150,000 is included as an exhibit to this Form 10-K.  There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2013 and 2012, the Company owed $1,395,501 and $827,766 respectively to Chi Fung Yu, $871,415 and $799,019 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

As of October 31, 2013 and 2012, the Company owed the following amount respectively to two directors for advances made - $435,344 and $487,165 to Wang Hui, $20,230 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free, and there are no formal written agreements regarding these advances.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 were $137,502 and $95,588 and $394,538 respectively.

Imputed interest on the amounts owed to two directors and a related company are $22,936, $25,347 and $252,427 for the years ended October 31, 2013, and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013 respectively.

For the years ended October 31, 2013 and 2012 and for the period from September 25, 2002 (inception) through October 31, 2013, the Company paid two directors $0, $0 and $10,000 respectively for consultancy services.

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

2013	$33,400	Baker Tilly Hong Kong Limited
2012	$33,400	Baker Tilly Hong Kong Limited

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/Chi Ming YU	President and Director	February 13, 2014
Chi Ming YU	(Principal Executive Officer)

/s/Kai GUI	Director, Secretary and Chief Financial Officer	February 13, 2014
Kai GUI	(Principal Financial Officer)

/s/WANG Hui	Director and Chief Executive Officer	February 13, 2014
WANG Hui	(Controller)