Form 10-Q
period 2014-01-31
Advanced Biomedical Technologies Inc.
filed 2014-03-17
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2014

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

As of March 17, 2014, there are 56,874,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2014.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Page

Condensed Consolidated Balance Sheets as of January 31, 2014 (unaudited) and October 31, 2013	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2014 and 2013 and the period from September 25, 2002 (inception) through January 31, 2014 (unaudited)
F-2

Condensed Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through January 31, 2014 (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013 and the period from September 25, 2002 (inception) through January 31, 2014 (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5 to F-7

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$54,752	$48,380
Other receivables and prepaid expenses	22,733	21,105
Total Current Assets	77,485	69,485

PROPERTY AND EQUIPMENT, NET	128,263	126,568
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	-	1,140

TOTAL ASSETS	$205,748	$197,193

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$79,722	$59,237
Due to directors	444,609	455,574
Due to a stockholder	360,619	349,911
Due to related parties	2,465,175	2,266,916
Total Current Liabilities	3,350,125	3,131,638

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,874,850 shares issued and outstanding
as of January 31, 2014 and October 31, 2013	569	569
Additional paid-in capital	1,913,242	1,907,889
Accumulated deficit during development stage	(4,771,651)	(4,572,351)
Accumulated other comprehensive loss	(286,537)	(270,552)
Total Stockholders' Deficit	(3,144,377)	(2,934,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$205,748	$197,193

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		September 25, 2002 (inception) through
	January 31,	January 31,	January 31,
	2014	2013	2014
OPERATING EXPENSES
General and administrative expenses	$133,179	$109,111	$3,882,678
Depreciation	6,698	6,438	323,533
Research and development	10,416	19,411	297,848
Total Operating Expenses	150,293	134,960	4,504,059

LOSS FROM OPERATIONS	(150,293)	(134,960)	(4,504,059)

OTHER EXPENSES
Government grants	-	-	244,479
Interest income	24	20	1,907
Interest paid to a stockholder and related parties	(41,417)	(30,784)	(435,955)
Imputed interest	(5,353)	(5,965)	(257,780)
Other, net	(2,261)	(3,572)	(37,448)
Total Other Expenses, net	(49,007)	(40,301)	(484,797)

NET LOSS	(199,300)	(175,261)	(4,988,856)
Net loss attributable to non-controlling interests	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(199,300)	(175,261)	(4,771,651)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(15,985)	(6,456)	(286,537)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(215,285)	$(181,717)	$(5,058,188)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	56,874,850	56,574,850

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common stock		Shares to be issued		Stock	Additional	Deferred	Accumulated deficit during	Accumulated other	Non-
	Number		Number		subscriptions	paid-in	stock	development	comprehensive	controlling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed Interest on advances from
a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed Interest on advances from
a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505	-	$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed Interest on advances from
a stockholder and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed Interest on advances from
a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the year	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31,2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement
($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement
($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from
a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557	-	$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement
($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement
($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement
($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock issued for cash in private placement
($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from
a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement
($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement
($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from
a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from directors	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at October 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Stock issued for services ($0.71 per share)	300,000	3	-	-	-	212,997	-	-	-	-	213,000

Imputed interest on advances from directors	-	-	-	-	-	22,936	-	-	-	-	22,936

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the year	-	-	-	-	-	-	-	(890,343)	-	-	(890,343)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(55,510)	-	(55,510)

Balance at October 31, 2013	56,874,850	$569	-	$-	$-	$1,907,889	$-	$(4,572,351)	$(270,552)	$-	$(2,934,445)

Imputed interest on advances from directors	-	-	-	-	-	5,353	-	-	-	-	5,353

Net loss for the period	-	-	-	-	-	-	-	(199,300)	-	-	(199,300)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(15,985)	-	(15,985)

Balance at January 31, 2014	56,874,850	$569	-	$-	$-	$1,913,242	$-	$(4,771,651)	$(286,537)	$-	$(3,144,377)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			September 25, 2002
	Three months ended		(inception) through
	January 31,		January 31,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(199,300)	$(175,261)	$(4,771,651)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,698	6,438	323,533
Loss on disposal of property and equipment	-	-	11,704
Stock issued for services	-	1,667	906,683
Non-controlling interests	-	-	(217,205)
Imputed interest	5,353	5,965	257,780
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(1,514)	1,219	(22,733)
Increase in:
Other payables and accrued expenses	20,300	3,452	79,722
Net cash used in operating activities	(168,463)	(156,520)	(3,432,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,526)	(1,523)	(463,500)
Net cash used in investing activities	(6,526)	(1,523)	(463,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	10,885	14,662	360,619
Due to directors	(13,473)	(15,829)	444,609
Due to related parties	183,756	154,549	2,465,175
Net cash provided by financing activities	181,168	153,382	4,236,956

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	193	57	(286,537)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,372	(4,604)	54,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,380	49,092	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,752	$44,488	$54,752

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position as of January 31, 2014, the consolidated results of operations for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) to January 31, 2014 and consolidated statements of cash flows for the three months ended  January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) to January 31, 2014. The consolidated results for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2013 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13,  2014.

NOTE 2   ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedicine Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the China Food and Drug Administration (“CFDA”, fka “SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise”), is considered a Development Stage Company.

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

NOTE 4   USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 5   RELATED PARTY TRANSACTIONS

As of January 31, 2014 and October 31, 2013, the Company owed a stockholder $360,619 and $349,911 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2014 and October 31, 2013, the Company owed two related parties a total of $2,465,175 and $2,266,916 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014 were $41,417, $30,784 and $435,955 respectively.

As of January 31, 2014 and 31 October 2013, the Company owed $444,609 and $455,574 to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $5,353, $5,965 and $257,780 for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014 respectively.

NOTE 6   STOCKHOLDERS’ EQUITY

Common stock

For the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014, the Company recognized $0, $1,667 and $906,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 as of January 31, 2014 and October 31, 2013 for these services.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions.  The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31,
2014	25,016
2015	1,122

Total	$26,138

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

NOTE 9   RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the three months ended January 31, 2014, that are of significance or potentially significance, to us.

NOTE 10   GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has an accumulated deficit of $4,771,651 as of January 31, 2014 that includes a net loss of $199,300 for the three months ended January 31, 2014. As of January 31, 2014, the Company’s total current liabilities exceeded its total current assets by $3,272,640 and the Company used cash in operations of $168,463 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11   SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent from January 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than stated below:

On February 21, 2014, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $49,000).

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 13, 2014.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials, their uses and manufacturing processes are protected by Patent no. ZL971190739, PRC, issued by the State Intellectual Property Office of the P.R.C. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide ("PA"). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2014, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company intends to finalize its Product Standards and supplementary CFDA reports in 2014.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Process of Human Trials

As of January 31, 2014, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2014.

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
- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of November 2013 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by the Ministry of Health of the People's Republic of China

(November 2013)

	November 2013	November 2012	Increase
Total No. of Hospitals	24,470	22,906	1,564
Public Hospital	13,441	13,393	48
Private Hospital	11,029	9,513	1,516
Hospital Rating
AAA	1,738	1,525	213
AA	6,692	6,590	102
A	6,385	5,923	462

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

Finance Costs

As of January 31, 2014 and October 31, 2013, a stockholder and two related parties had loaned a total of $2,825,794 and $2,616,827 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014 were $41,417, $30,784 and $435,955 respectively.

As of January 31, 2014 and October 31, 2013, the Company owed $444,609 and $455,574 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,353, $5,965 and $257,780 for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014 respectively.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2014 and 2013 and for the period from September 25, 2002 (inception) through January 31, 2014 were $199,300, $175,261 and $4,988,856 respectively. We do not have any revenue from inception to January 31, 2014 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $3,272,640 and $3,062,153 as of January 31, 2014 and October 31, 2013 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $168,463 and $156,520 in the three months ended January 31, 2014 and 2013 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like changes in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $6,526 and $1,523 net cash used in investing activities in the three months ended January 31, 2014 and 2013 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the three months ended January 31, 2014 and 2013 was $181,168 and $153,382 respectively, which represented advances from a stockholder and related parties and loan repayment to directors.

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

We believe that our existing cash, cash equivalents at January 31, 2014, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $600,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the SFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements during the three months ended January 31, 2014, that are of significance or potentially significant to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2014.

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

Date: March 17, 2014	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

		By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)