Form 10-Q
period 2014-04-30
Advanced Biomedical Technologies Inc.
filed 2014-06-23
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2014

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

As of June 23, 2014, there are 56,874,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2014. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2014.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Page
Condensed Consolidated Balance Sheets as of April 30, 2014 (unaudited) and October 31, 2013	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended April 30, 2014 and 2013 and the period from September 25, 2002 (inception) through April 30, 2014 (unaudited)
F-2
Condensed Consolidated Statements of Stockholders’ Deficit for the period from September 25, 2002 (inception) through April 30, 2014 (unaudited)	F-3
Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2014 and 2013 and the period from September 25, 2002 (inception) through April 30, 2014 (unaudited)	F-4
Notes to the Condensed Consolidated Financial Statements (unaudited)	F-5-F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$56,994	$48,380
Other receivables and prepaid expenses	22,722	21,105
Total Current Assets	79,716	69,485

PROPERTY AND EQUIPMENT, NET	118,149	126,568
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	293	1,140

TOTAL ASSETS	$198,158	$197,193

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$55,608	$59,237
Due to directors	416,693	455,574
Due to a stockholder	400,929	349,911
Due to related parties	2,554,946	2,266,916
Total Current Liabilities	3,428,176	3,131,638

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 56,874,850 shares issued and outstanding
as of April 30, 2014 and October 31, 2013	569	569
Additional paid-in capital	1,918,333	1,907,889
Accumulated deficit during development stage	(4,956,415)	(4,572,351)
Accumulated other comprehensive loss	(192,505)	(270,552)
Total Stockholders' Deficit	(3,230,018)	(2,934,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$198,158	$197,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended		September 25, 2002 (inception) through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014
OPERATING EXPENSES
General and administrative expenses	$117,885	$87,971	$251,064	$197,082	$4,000,563
Depreciation	6,662	6,490	13,360	12,928	330,195
Research and development	9,418	3,375	19,834	22,786	307,266
Total Operating Expenses	133,965	97,836	284,258	232,796	4,638,024

LOSS FROM OPERATIONS	(133,965)	(97,836)	(284,258)	(232,796)	(4,638,024)

OTHER EXPENSES
Government grants	-	-	-	-	244,479
Interest income	39	15	63	35	1,946
Interest paid to a stockholder and related parties	(43,654)	(32,926)	(85,071)	(63,710)	(479,609)
Imputed interest	(5,091)	(5,801)	(10,444)	(11,766)	(262,871)
Other, net	(2,093)	(2,018)	(4,354)	(5,590)	(39,541)
Total Other Expenses, net	(50,799)	(40,730)	(99,806)	(81,031)	(535,596)

NET LOSS	(184,764)	(138,566)	(384,064)	(313,827)	(5,173,620)
Net loss attributable to non-controlling interests	-	-	-	-	217,205
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(184,764)	(138,566)	(384,064)	(313,827)	(4,956,415)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	94,032	(20,226)	78,047	(26,682)	(192,505)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(90,732)	$(158,792)	$(306,017)	$(340,509)	$(5,148,920)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	56,874,850	56,574,850	56,874,850	56,574,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common stock		Shares to be issued		Stock	Additional	Deferred	Accumulated deficit during	Accumulated other	Non-
	Number		Number		subscriptions	paid-in	stock	development	comprehensive	controlling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	stage	loss	interests	Total

Stock issued to founders for cash	50,510,000	$505	-	$-	$-	$275,002	$-	$-	$-	$217,205	$492,712

Net loss for the period	-	-	-	-	-	-	-	(40,343)	-	(17,290)	(57,633)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(225)	10	(215)

Balance at December 31, 2003	50,510,000	$505	-	$-	$-	$275,002	$-	$(40,343)	$(225)	$199,925	$434,864

Net loss for the year	-	-	-	-	-	-	-	(65,960)	-	(28,269)	(94,229)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(357)	2	(355)

Balance at December 31, 2004	50,510,000	$505	-	$-	$-	$275,002	$-	$(106,303)	$(582)	$171,658	$340,280

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	23,103	-	-	-	-	23,103

Net loss for the year	-	-	-	-	-	-	-	(357,863)	-	(153,370)	(511,233)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,290)	2,064	(10,226)

Balance at December 31, 2005	50,510,000	$505	-	$-	$-	$298,105	$-	$(464,166)	$(12,872)	$20,352	$(158,076)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,184	-	-	-	-	27,184

Net loss for the year	-	-	-	-	-	-	-	(172,738)	-	(18,276)	(191,014)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(6,084)	(2,076)	(8,160)

Balance at December 31, 2006	50,510,000	$505	-	$-	$-	$325,289	$-	$(636,904)	$(18,956)	$-	$(330,066)

Imputed Interest on advances from a stockholder and related party	-	-	-	-	-	39,021	-	-	-	-	39,021

Net loss for the year	-	-	-	-	-	-	-	(196,871)	-	-	(196,871)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(27,401)	-	(27,401)

Balance at December 31, 2007	50,510,000	$505	-	$-	$-	$364,310	$-	$(833,775)	$(46,357)	$-	$(515,317)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	27,764	-	-	-	-	27,764

Net loss for the year	-	-	-	-	-	-	-	(227,038)	-	-	(227,038)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(35,833)	-	(35,833)

Balance at October 31,2008	50,510,000	$505	-	$-	$-	$392,074	$-	$(1,060,813)	$(82,190)	$-	$(750,424)

Recapitalization	5,104,000	51	-	-	-	(51)	-	-	-	-	-

Stock issued for services ($3.05 per share)	100,000	1	-	-	-	304,999	(292,292)	-	-	-	12,708

Stock issued for cash in private placement ($1.15 per share)	5,000	-	-	-	-	5,750	-	-	-	-	5,750

Stock issued for cash in private placement ($1.15 per share)	2,000	-	-	-	-	2,300	-	-	-	-	2,300

Contributed capital	-	-	-	-	-	26,950	-	-	-	-	26,950

Distributed to the stockholders	-	-	-	-	-	(31,409)	-	-	-	-	(31,409)

Imputed Interest on advances from a stockholder and related company	-	-	-	-	-	31,656	-	-	-	-	31,656

Net loss for the year	-	-	-	-	-	-	-	(558,432)	-	-	(558,432)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(1,856)	-	(1,856)

Balance at October 31, 2009	55,721,000	$557	-	$-	$-	$732,269	$(292,292)	$(1,619,245)	$(84,046)	$-	$(1,262,757)

Stock issued for cash in private placement ($1.5 per share)	6,667	-	-	-	-	10,000	-	-	-	-	10,000

Stock issued for cash in private placement ($1.5 per share)	16,667	-	-	-	-	25,000	-	-	-	-	25,000

Stock issued for cash in private placement ($1.5 per share)	136,833	2	-	-	-	205,248	-	-	-	-	205,250

Stock issued for cash in private placement ($1.0 per share)	-	-	230,000	2	(230,000)	229,998	-	-	-	-	-

Stock issued for services ($1 per share)	100,000	1	-	-	-	99,999	(100,000)	-	-	-	-

Stock issued for services ($1 per share)	13,683	-	-	-	-	13,683	(13,683)	-	-	-	-

Stock issued for services ($1 per share)	150,000	2	-	-	-	149,998	(150,000)	-	-	-	-

Amortisation for stock issued for services	-	-	-	-	-	-	349,516	-	-	-	349,516

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	28,356	-	-	-	-	28,356

Net loss for the year	-	-	-	-	-	-	-	(816,799)	-	-	(816,799)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(29,063)	-	(29,063)

Balance at October 31, 2010	56,144,850	$562	230,000	$2	$(230,000)	$1,494,551	$(206,459)	$(2,436,044)	$(113,109)	$-	$(1,490,497)

Stock issued for cash in private placement ($1 per share)	230,000	2	(230,000)	(2)	230,000	-	-	-	-	-	230,000

Stock issued for cash in private placement ($1.05 per share)	100,000	1	-	-	-	104,999	(105,000)	-	-	-	-

Imputed interest on advances from a stockholder and related company	-	-	-	-	-	27,060	-	-	-	-	27,060

Amortisation for stock issued for services	-	-	-	-	-	-	223,958	-	-	-	223,958

Net loss for the year	-	-	-	-	-	-	-	(487,439)	-	-	(487,439)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(65,852)	-	(65,852)

Balance at October 31, 2011	56,474,850	$565	-	$-	$-	$1,626,610	$(87,501)	$(2,923,483)	$(178,961)	$-	$(1,562,770)

Stock issued for services ($0.2 per share)	100,000	1	-	-	-	19,999	(20,000)	-	-	-	-

Imputed interest on advances from directors	-	-	-	-	-	25,347	-	-	-	-	25,347

Amortisation for stock issued for services	-	-	-	-	-	-	105,834	-	-	-	105,834

Net loss for the year	-	-	-	-	-	-	-	(758,525)	-	-	(758,525)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(36,081)	-	(36,081)

Balance at October 31, 2012	56,574,850	$566	-	$-	$-	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$-	$(2,226,195)

Stock issued for services ($0.71 per share)	300,000	3	-	-	-	212,997	-	-	-	-	213,000

Imputed interest on advances from directors	-	-	-	-	-	22,936	-	-	-	-	22,936

Amortisation for stock issued for services	-	-	-	-	-	-	1,667	-	-	-	1,667

Net loss for the year	-	-	-	-	-	-	-	(890,343)	-	-	(890,343)

Foreign currency translation loss	-	-	-	-	-	-	-	-	(55,510)	-	(55,510)

Balance at October 31, 2013	56,874,850	$569	-	$-	$-	$1,907,889	$-	$(4,572,351)	$(270,552)	$-	$(2,934,445)

Imputed interest on advances from directors	-	-	-	-	-	10,444	-	-	-	-	10,444

Net loss for the period	-	-	-	-	-	-	-	(384,064)	-	-	(384,064)

Foreign currency translation gain	-	-	-	-	-	-	-	-	78,047	-	78,047

Balance at April 30, 2014	56,874,850	$569	-	$-	$-	$1,918,333	$-	$(4,956,415)	$(192,505)	$-	$(3,230,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,		September 25, 2002 (inception) through
	2014	2013	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(384,064)	$(313,827)	$(4,956,415)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,360	12,928	330,195
Loss on disposal of property and equipment	-	-	11,704
Stock issued for services	-	1,667	906,683
Non-controlling interests	-	-	(217,205)
Imputed interest	10,444	11,766	262,871
Changes in operating assets and liabilities
(Increase) decrease in:
Other receivables and prepaid expenses	(2,208)	7	(22,722)
(Decrease) increase in:
Other payables and accrued expenses	(2,570)	(20,053)	55,608
Net cash used in operating activities	(365,038)	(307,512)	(3,629,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,087)	(1,525)	(460,048)
Decrease (increase) in deposit for purchase of property and equipment	836	-	(293)
Net cash used in investing activities	(7,251)	(1,525)	(460,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	-	-	505
Proceeds from issuance of shares	-	-	478,300
Contribution by stockholders	-	-	519,157
Distributed to stockholders	-	-	(31,409)
Due to a stockholder	51,010	47,677	400,929
Due to directors	(28,051)	(32,112)	416,693
Due to related parties	359,099	275,947	2,554,946
Net cash provided by financing activities	382,058	291,512	4,339,121

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,155)	179	(192,505)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,614	(17,346)	56,994

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	48,380	49,092	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,994	$31,746	$56,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company's financial position as of April 30, 2014, the consolidated results of operations for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) to April 30, 2014 and consolidated statements of cash flows for the six months ended  April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) to April 30, 2014 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2013 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13,  2014.

The reporting currency of the Company is US dollar.

NOTE 2   ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT” or the "Company") was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedical Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the China Food and Drug Administration (“CFDA”, fka “SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise”), is considered a Development Stage Company.

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

NOTE 5   RELATED PARTY TRANSACTIONS

As of April 30, 2014 and October 31, 2013, the Company owed a stockholder $400,929 and $349,911 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2014 and October 31, 2013, the Company owed two related parties a total of $2,554,946 and $2,266,916 respectively, which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014 were $43,654, $32,926, $85,071, $63,710 and $479,609 respectively.

As of April 30, 2014 and October 31, 2013, the Company owed $416,693 and $455,574 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $5,091, $5,801, $10,444, $11,766 and $262,871 for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014 respectively.

NOTE 6   STOCKHOLDERS’ EQUITY

Common stock

For the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014, the Company recognized $0, $0, $0, $1,667 and $906,683 respectively as consultancy fees included in general and administrative expenses and recorded deferred stock compensation carried forward of $0 as of April 30, 2014 and October 31, 2013 for these services.

NOTE 7   COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions.  The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31,
2014	$11,841
2015	1,516

Total	$13,357

NOTE 8   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (FASB) Codification Topic 825 (ASC Topic 825), “Disclosure About Fair Value of Financial Instruments,” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued liabilities and due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

NOTE 9 RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, FASB issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company is currently assessing what effects this will have on the presentation of its financial statements in future filings.

NOTE 10 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $4,956,415 as of April 30, 2014 that includes a net loss of $384,064 for the six months ended April 30, 2014. As of April 30, 2014, the Company’s total current liabilities exceeded its total current assets by $3,348,460 and the Company used cash in operations of $365,038 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 11 SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent from April 30, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than stated below:

On May 13, 2014, the Company received cash advance from Tie Jun Chen amounted to RMB300,000 (equivalent to approximately $48,000).

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2014, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

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

Process of Human Trials

As of April 30, 2014, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2014.

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
- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of April 2014 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by the Ministry of Health of the People's Republic of China
(April 2014)

	April 2014	April 2013	Increase / (Decrease)
Total No. of Hospitals	24,965	23,596	1,369
Public Hospital	13,381	13,362	19
Private Hospital	11,584	10,234	1,350
Hospital Rating
AAA	1,829	1,682	147
AA	6,711	6,587	124
A	6,626	6,071	555

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

Finance Costs

As of April 30, 2014 and October 31, 2013, a stockholder and two related parties had loaned a total of $2,955,875 and $2,616,827 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014 were $43,654, $32,926, $85,071, $63,710 and $479,609 respectively.

As of April 30, 2014 and October 31, 2013, the Company owed $416,693 and $455,574 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,091, $5,801, $10,444, $11,766 and $262,871 for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2014 and 2013 and for the period from September 25, 2002 (inception) through April 30, 2014 were $184,764, $138,566, $384,064, $313,827 and $4,956,415 respectively. We do not have any revenue from inception to April 30, 2014 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $3,348,460 and $3,062,153 as of April 30, 2014 and October 31, 2013 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $365,038 and $307,512 in the six months ended April 30, 2014 and 2013 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like changes in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities
We recorded $7,251 and $1,525 net cash used in investing activities in the six months ended April 30, 2014 and 2013 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the six months ended April 30, 2014 and 2013 was $382,058 and $291,512 respectively, which represented net advances from a stockholder and related parties and loan repayment to directors.

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

We believe that our existing cash, cash equivalents at April 30, 2014, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In accordance with The Financial Accounting Standards Board (FASB) Codification Topic 360 (ASC Topic 360), “Accounting for the impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, FASB issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information. The Company is currently assessing what effects this will have on the presentation of its financial statements in future filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2014.

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

Date: June 23, 2014
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/Chi Ming YU
Chi Ming YU, President and Director (Principal Executive Officer)

	By:	/s/ Wang Hui
Wang Hui, Director and Chief Executive Officer (Controller)

	By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer (Principal Financial Officer)