Form 10-K
period 2014-10-31
Advanced Biomedical Technologies Inc.
filed 2015-01-29
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.60 on April 30, 2014 which is the last trading day of the second quarter, was approximately $8,436,210 as of April 30, 2014 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of January 29, 2015, there are 56,874,850 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of Advanced Biomedical Technologies, Inc. (“ABMT”)  officials during presentations about ABMT, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future ABMT actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about ABMT, economic and market factors and the industries in which ABMT does business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

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

Shenzhen Changhua has no subsidiaries.

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

Primary Products

Our primary products include Absorbable PA Osteosynthesis Devices made of a proprietary polyamide material. These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures. Our devices are Self-Reinforced, Bio-absorbable, Brady-degradable internal fixation devices. At this time, ABMT is the sole patent holder of PA technologies in China, as well as the only company currently engaged in clinical trials and marketing submission for PA devices in the PRC. Our PA Screws have completed clinical trials and are pending approval by the China Food and Drug Administration of China (“CFDA”); and our PA Binding Wires are under clinical trials; and our PA Mini-Screws are under animal test.

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

Overview of PA Devices and Market in the US, China and Worldwide

Fractures are among the most common orthopaedic problems. There are estimated 1.5 million fracture cases each year in the United States alone (Riggs and Melton 1995), and the average citizen in a developed country can expect to sustain two fractures over the course of their lifetime. Fractures occur at an annual rate of 2.4 per 100 population. Men are more likely to experience fractures (2.8 per 100 population) than women (2.0 per 100). In 1998, over 10.7 million fractures were seen by physicians in office-based practice (this included visits for follow-up care). Of these, approximately 8.6 million visits for fracture care (79.6%) were made to orthopaedic surgeons. When a fracture was referred to another physician, approximately 90.6% were referred to orthopaedic surgeons. (Data Source: National Ambulatory Medical Care Survey & American Academy of Orthopaedic).

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

Competitive Analysis

Our Company is the only patent holder of PA technologies in China, as well as the only company carrying out Clinical Trials on PA products in China. At this time there are no similar products in this market (bio-degradable internal fixation devices that degrade without acids or other non-naturally occurring substances).  Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, we esitimate that it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerable longer than the 3 year regulatory advantage. This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw, has completed 100% of the required clinical trials, with a 100% success rate, and now await the formality of CFDA approval.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s CFDA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

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
- We are the only company qualified and permitted to take clinical trials by China CFDA.
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

Chinese Patent

 Title: High molecular human body embedding article and its preparing process product and use
Application Number:	971190739	Application Date:	1997.10.22
Publication Number:	1214939	Publication Date:	1999.04.28
Approval Pub. Date:		Granted Pub. Date:	2002.08.14
International Classification:	A61F2/02,A61L27/00,C08L33/00
Applicant(s) Name:	Liu Jianyu
Address:	518111
Inventor(s) Name:
Attorney & Agent:	Li Zhi Ning
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

Employees

As of October 31, 2014, we had 24 employees, with 11 employees in Research and Development ("R&D"), Clinical and Regulatory, 5 employees in Manufacturing, 3 employees in Sales & Marketing, 4 employees in General and Administration, and 1 employee in Accounting. The Company intends to offer more engineer positions in future.

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

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. In 2003, 2.12M students completed their undergraduate courses or graduate courses in China. In 2014, this number is more than tripled to 7.27M.

Guangdong has entered a transition period from an elite education to a popularized higher education. There are 120 universities and colleges offering higher education in Guangdong province with over 472,000 students graduated in 2014. Combined with graduates from other parts of China, there are over 750,000 job-seeking graduates in total in Guangdong in 2014. 94.61% of the graduates from Guangdong have successfully found their first employment, and 50% of these employments are based in Guangzhou and Shenzhen.

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

The Company’s production facilities are fully compliant with GMP requirements.  The Company’s CFDA Application for its PA Screw is still under the CFDA Review Process.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC.

ITEM 2.      PROPERTIES

None.

ITEM 3.      LEGAL PROCEEDINGS

We are not involved in any pending or imminent litigations or current legal proceedings.

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

Fiscal Quarter	High Bid	Low Bid
2014
Fourth Quarter 08-01-14 to 10-31-14	$0.51	$0.43
Third Quarter 05-01-14 to 07-31-14	$1.00	$0.51
Second Quarter 02-01-14 to 04-30-14	$0.71	$0.60
First Quarter 11-01-13 to 01-31-14	$0.95	$0.65

Fiscal Quarter	High Bid	Low Bid
2013
Fourth Quarter 08-01-13 to 10-31-13	$0.71	$0.70
Third Quarter 05-01-13 to 07-31-13	$1.00	$0.70
Second Quarter 02-01-13 to 04-30-13	$1.62	$1.00
First Quarter 11-01-12 to 01-31-13	$3.89	$1.02

Shareholders

At October 31, 2014, we had 40 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company's PA Degradable and Absorbable Screw ("PA Screw") and Degradable and Absorbable Binding Wire ("PA Binding Wire) are currently being tested in human trials under permit from the China Food and Drug Administration ("CFDA"). As of October 31, 2014, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China CFDA’s requirement on PA Screw trial. The Company’s CFDA Application for its PA Screw is still in the CFDA Review Process.

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA, formally SFDA, in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the CFDA with 100 percent success rate. As of October 31, 2014, the company’s CFDA Application is still under the CFDA Review Process.

In March 2013, The State Food and Drug Administration of the PRC (“SFDA”), China’s medical device market regulatory agency, underwent a reorganization that saw much of China's food and drug regulatory powers consolidated into the agency, elevating it back to a ministerial-level agency directly under the State Council. The new name for the agency is China State Food and Drug Administration (“CFDA”). The name change meant the CFDA reports directly to China’s State Council and has broader authority to oversee medical device as well as food and drug sectors. This reorganization leads to a more streamlined and efficient registration process for medical devices in China. Since the reorganization, the CFDA has issued series of circulars and guidelines to help applicants. Following the CFDA guidelines, the Company has improved its GMP facilities, updated its Technical Documentation System to cover key areas such as Clinical Trial, Manufacturing Process, R&D, Monitoring and Quality Control. Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014.

The Company’s production lines are fully operational. We have been producing products for further researches, testing and product quality control improvements. Following the CFDA final approval, the company will be earning revenues in the same quarter upon when its application is approved. However, we are not able to anticipate the timeline for completion of the CFDA Review Process the CFDA Review Process.

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

The Company is studying and test-producing Class II devices using our patented material on current production lines. Class II devices are generally subject to a lower level of regulatory control than Class III devices such as our PA Screws. The Company also plans to expend its GMP facilities in 2015.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2014 and 2013.

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

Funding Needs

The Company estimates that it will need to raise minimum $750,000 over the next 12 months to bring its current products to market, and begin earning revenues.  This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.  There is a Letter of Continuing Financial Support signed between the Company and two of its major shareholders and related party, Titan Technology Development Ltd, Ms. Hui WANG and Mr. Chi Fung Yu.

China's Marketing Analysis and Sales Strategy

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui WANG, the Company's CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor for Greater China, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

China's market for PA devices depends on 3 major conditions:

- Patients
- Advanced technology level
- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$2.17 billion in 2014. The market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$626.3 million or 32.6% of the total market value in 2013, and it is estimated to grow to US$1.164 billion in 2019. New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

The Company has advantages and more opportunities over others competitors due to:

- No other similar patent registrations in China.
- We are the only company qualified and permitted to perform PA clinical trials by the CFDA
- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the CFDA permit on clinical trials.
- Under new regulations by the CFDA, it will take at least 5-10 years for clinical trials.
- Our patented material will enable us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals in China in year 2014 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People's Republic of China
(November 2014)

	November 2014	November 2013	Increase / (Decrease)
Total No. of Hospitals	25,509	24,470	1,039
Public Hospital	13,343	13,441	(98)
Private Hospital	12,166	11,029	1,137
Hospital Rating
AAA	1,898	1,738	160
AA	6,807	6,692	115
A	6,853	6,385	468

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2014 and 2013 was $47,700 and $30,749.

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

Finance Costs

As of October 31, 2014 and 2013, the Company owed $459,131 and $349,911 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand.  Interest is charged at 7% per annum on the amount owed.

As of October 31, 2014 and 2013, the Company owed $1,618,333 and $1,395,501 respectively to Chi Fung Yu, $1,370,405 and $871,415 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2014 and October 31, 2013 are $26,081 and $20,755 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2014 and October 31, 2013 are $87,351 and $66,844 for Chi Fung Yu; $67,961 and $49,903 for Tie Jun Chen.

As of October 31, 2014 and 2013, the Company owed the following amounts respectively to two directors for advances made - $382,280 and $435,344 to Hui Wang, $20,230 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2014 and 2013 respectively is $20,079 and $22,936 for Hui Wang; $0 and $0 for Chi Ming Yu.

On November 10, 2014, the Company received cash advance from a related party, Tie Jun Chen, amounted to RMB250,000 (equivalent to approximately $41,000).

On November 28, 2014, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB250,000 (equivalent to approximately $41,000).

On December 12, 2014, the Company received cash advance from a related party, Tie Jun Chen, amounted to RMB300,000 (equivalent to approximately $49,000).

On January 20, 2015, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB250,000 (equivalent to approximately $41,000).

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,512,723 and $1,423,563 as of October 31, 2014 and 2013 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2014 and 2013 was $514,326 and $484,011 respectively. The net change in the valuation allowance for 2014 was an increase of $30,315.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax rate has been charged at 25%. No income tax expense has been provided by Shenzhen Changhua as it is waiting for CFDA approval and it has incurred losses.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $5,400,107 at October 31, 2014 that includes a net loss of $827,756 for the year ended October 31, 2014. We are in Clinical Trial phase and do not have a CFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2014 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $3,863,028 at October 31, 2014 compared to a working capital deficit of $3,062,153 as of October 31, 2013. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $732,421 in the year ended October 31, 2014. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities
We recorded $23,802 net cash used in investing activities in the year ended October 31, 2014. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities
Net cash provided by financing activities in the year ended October 31, 2014 was $782,228, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements
Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2014, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,400,107 as of October 31, 2014 that includes a net loss of $827,756 for the year ended October 31, 2014.  The Company’s total current liabilities exceed its total current assets by $3,863,028 and the Company used cash in operations of $732,421.

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

As of October 31, 2014, loans from the Company's stockholder, two directors, a related company and two related parties totaling $3,850,379 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2014 and 2013, the company has not recognized any impairment charges.

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

Recent Accounting Pronouncements

On June 10, 2014, FASB issued a new accounting standard that reduces disclosure and reporting requirements for development stage entities. Among other things, development stage entities will no longer be required to report inception-to-date information. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has elected to early adopt these amendments.

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

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2014

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Advanced Biomedical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries, as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the years ended October 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Biomedical Technologies, Inc. and subsidiaries, as of October 31, 2014 and 2013, the results of its operations and its cash flows for the years ended October 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company had a net loss of $827,756, an accumulated deficit of $5,400,107 and a working capital deficiency of $3,863,028 and used cash in operations of $732,421. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 9.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED
Certified Public Accountants

Hong Kong

January 29, 2015

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$74,354	$48,380
Other receivables and prepaid expenses	18,768	21,105

Total Current Assets	93,122	69,485

PROPERTY AND EQUIPMENT, NET	108,254	126,568

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	16,238	1,140

TOTAL ASSETS	$217,614	$197,193

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$105,771	$59,237
Due to directors	402,510	455,574
Due to a stockholder	459,131	349,911
Due to related parties	2,988,738	2,266,916

Total Current Liabilities	3,956,150	3,131,638

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,874,850 shares issued and outstanding as of October 31, 2014 and October 31, 2013	569	569
Additional paid-in capital	1,927,968	1,907,889
Accumulated deficit	(5,400,107)	(4,572,351)
Accumulated other comprehensive loss	(266,966)	(270,552)
Total Deficit	(3,738,536)	(2,934,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$217,614	$197,193

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended October 31,
	2014	2013
OPERATING EXPENSES
General and administrative expenses	$543,414	$661,794
Depreciation	26,640	26,201
Research and development	47,700	30,749
Total Operating Expenses	617,754	718,744

LOSS FROM OPERATIONS	(617,754)	(718,744)

OTHER EXPENSES
Interest income	137	70
Interest paid to a stockholder and related parties	(181,393)	(137,502)
Imputed interest	(20,079)	(22,936)
Other, net	(8,667)	(11,231)
Total Other Expenses, net	(210,002)	(171,599)

LOSS FROM OPERATIONS BEFORE TAXES	(827,756)	(890,343)
Income tax expense	-	-

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(827,756)	(890,343)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income/(loss)	3,586	(55,510)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(824,170)	$(945,853)
Net loss per share
- basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year
- basic and diluted	56,874,850	56,578,138

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional	Deferred		other
	Number of		paid-in	stock	Accumulated	comprehensive
	shares	Amount	capital	compensation	deficit	loss	Total

Balance at October 31, 2012	56,574,850	$566	$1,671,956	$(1,667)	$(3,682,008)	$(215,042)	$(2,226,195)

Stock issued for services ($0.71 per share)	300,000	3	212,997	-	-	-	213,000

Imputed interest on advances from directors	-	-	22,936	-	-	-	22,936

Amortisation for stock issued for services	-	-	-	1,667	-	-	1,667

Net loss for the year	-	-	-	-	(890,343)	-	(890,343)

Foreign currency translation loss	-	-	-	-	-	(55,510)	(55,510)

Balance at October 31, 2013	56,874,850	$569	$1,907,889	$-	$(4,572,351)	$(270,552)	$(2,934,445)

Imputed interest on advances from directors	-	-	20,079	-	-	-	20,079

Net loss for the year	-	-	-	-	(827,756)	-	(827,756)

Foreign currency translation loss	-	-	-	-	-	3,586	3,586

Balance at October 31, 2014	56,874,850	$569	$1,927,968	$-	$(5,400,107)	$(266,966)	$(3,738,536)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,756)	$(890,343)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	26,640	26,201
Stock issued for services	-	214,667
Imputed interest	20,079	22,936
Changes in operating assets and liabilities
Decrease in:
Other receivables and prepaid expenses	2,270	978
Increase in:
Other payables and accrued expenses	46,346	20,592
Net cash used in operating activities	(732,421)	(604,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,793)	(8,166)
(Increase) decrease in deposit for purchase of property and equipment	(15,009)	562
Net cash used in investing activities	(23,802)	(7,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	109,253	82,142
Due to directors	(51,460)	(62,450)
Due to related parties	724,435	591,492
Net cash provided by financing activities	782,228	611,184

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(31)	677

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,974	(712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	48,380	49,092

CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,354	$48,380

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

Advanced Biomedical Technologies, Inc. (fka “Geostar Mineral Corporation” or ”Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006 .

Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua plans to develop, manufacture and market self-reinforced, re-absorbable degradable PA screws, robs and binding ties for fixation on human fractured bones. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially pending the approval from the China Food and Drug Administration (“CFDA”, formerly known as “SFDA”) of the PRC on its products. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”, is considered a Development Stage Company.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2014 and 2013, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC.  Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”.  In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2014 and 2013, the Company has not recognized any allowances for impairment.

(G)	Fair value of financial instruments

FASB Codification Topic 825(ASC Topic 825), "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses other payables and accrued liabilities and due to directors, a stockholder and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

(H)	Income taxes

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

(I)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2014 and 2013 were $47,700 and $30,749 respectively.

(J)	Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2014	October 31, 2013
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7551=RMB6.1124	US$1=HK$7.7530=RMB6.0943
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7543=RMB6.1498	US$1=HK$7.7561=RMB6.1717

The translation (gain)/loss recorded for the years ended October 31, 2014 and 2013 were ($3,586) and $55,510 respectively.

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

(K)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive (gain)/loss for the years ended October 31, 2014 and 2013 were ($3,586) and $55,510 respectively.

(L)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There were no potentially dilutive securities for 2014 and 2013.

(M)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(N)	Recent Accounting Pronouncements

On June 10, 2014, FASB issued a new accounting standard that reduces disclosure and reporting requirements for development stage entities. Among other things, development stage entities will no longer be required to report inception-to-date information. The change will be effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The Company has elected to early adopt these amendments.

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

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2014 and 2013:

	October 31,
	2014	2013

Plant and machinery	$272,214	$266,931
Motor vehicles	45,105	45,239
Office equipment	34,523	31,824
Computer software	5,017	5,017
Office improvements	131,439	131,829
	488,298	480,840
Less: accumulated depreciation	380,044	354,272

Property and equipment, net	$108,254	$126,568

Depreciation expense for the year ended October 31, 2014 and 2013 was $26,640 and $26,201 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2014 and 2013 consisted of the following:

	October 31,
	2014	2013

Other payables	$929	$790
Accrued expenses	104,842	58,447
	$105,771	$59,237

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2014 and 2013, the Company owed $459,131 and $349,911 respectively to a stockholder which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2014 and 2013, the Company owed $2,988,738 and $2,266,916 to two related parties which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2014 and 2013 were $181,393 and $137,502 respectively.

As of October 31, 2014 and 2013, the Company owed $402,510 and $455,574 respectively to two directors for advances made. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to two directors are $20,079 and $22,936 for the years ended October 31, 2014, and 2013 respectively.

For the years ended October 31, 2014 and 2013, the Company issued restricted common stock as directors’ services compensation for past services nil shares and 300,000 shares valued at $0 and $213,000 respectively. Please refer to Item 11 for details of directors’ emoluments.

5.	STOCKHOLDERS’ DEFICIT

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company’s chief officer of dental technologies, for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000. In this respect, the Company recognized $0 and $1,667 for the year ended October 31, 2014 and 2013 respectively as consultancy fees included in general and administrative expenses.

On October 28, 2013, the Company issued 150,000 shares of restricted common stock as directors’ services compensation for past services to each of Mr. Chi Ming Yu and Kai Gui, directors of the Company. The shares were valued at the closing price of $0.71 per share on the date of grant, yielding an aggregate fair value of $213,000.

For the years ended October 31, 2014 and 2013 the Company recognized $0 and $214,667 respectively as consultancy fees included in general and administrative expenses.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $74,189 and $68,711 for the years ended October 31, 2014 and 2013 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased from third parties office space and an apartment for a director at monthly rent prevailing at October 31, 2014 of $2,348 and $1,309 (2013: $2,243 and $1,313) respectively. Both of these operating leases expired on July 20, 2014 and June 30, 2014 respectively. The Company continues to lease these premises at same monthly rent pending a formal renewal of these leases.

The Company also leases eight apartments (2013: seven apartments) and one canteen (2013: one canteen) for staff under three operating leases (2013: two leases) from a third party at monthly rental totaling $965 (2013: $766), all of which will expire in April 2015, June 2015 and July 2015 respectively.

As of October 31, 2014, the Company had outstanding commitments with respect to the above operating lease, which are due as follows:

2015	8,151
Total	$8,151

(C)	Capital commitments

As of October 31, 2014, outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and equipment totaled $16,238 (2013: $1,140).

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2014 and 2013. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,512,723 and $1,423,563 as of October 31, 2014 and 2013 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2014 and 2013 was $514,326 and $484,011 respectively. The net change in the valuation allowance for 2014 was an increase of $30,315.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax rate has been charged at 25%. No income tax expense has been provided by Shenzhen Changhua as it has incurred losses. The losses cannot be carried forward as Shenzhen Changhua has not yet commenced operation.

8.	CONCENTRATIONS AND RISKS

As at October 31, 2014, 91% and 9% of the Company’s assets were located in the P.R.C. and the United States respectively.

As at October 31, 2013, 96% and 4% of the Company’s assets were located in the P.R.C. and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $5,400,107 as of October 31, 2014 that includes a net loss of $827,756 for the year ended October 31, 2014. The Company’s total current liabilities exceed its total current assets by $3,863,028 and the Company used cash in operations of $732,421. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.	SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements other than stated below:

On November 10, 2014, the Company received cash advance from a related party, Tie Jun Chen, amounted to RMB250,000 (equivalent to approximately $41,000).

On November 28, 2014, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB250,000 (equivalent to approximately $41,000).

On December 12, 2014, the Company received cash advance from a related party, Tie Jun Chen, amounted to RMB300,000 (equivalent to approximately $49,000).

On January 20, 2015, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB250,000 (equivalent to approximately $41,000).

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

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2014. The Company’s internal control over financial reporting as of October 31, 2014 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2014, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming YU	41	President, Director
Hui WANG	45	Chief Executive Officer, Director
Kai GUI	45	Director, Secretary, Chief Financial Officer

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Officers and Directors

Chi Ming YU, Director and President, is Director of Operations at Titan Holdings, Inc. where his main responsibilities are in Administration, Company Finance and Investment, Marketing Research and Customer Relationship. From 2000 to 2003, Mr. Yu worked as a sales manager at Fu Feng LLC. From 2003 to present, Mr. Yu worked as Vice President at Titan Technology Development Ltd. Mr. Yu studied Computer Science at Rutgers University, New Jersey.  Mr. Yu has extensive knowledge of the Company’s product line, and is fluent in several languages, including English and Chinese.  The Board concluded that Mr. Yu should serve as a Director due to his background in the Company’s product line together with his communication skills

Hui WANG, Director and Chief Executive Officer, started her career at Hainan Xinte Pharmaceutical Ltd in China in 1990. She worked her way up from cashier to sales representative and then to sales manager. She then worked as District Manager of Southern China with Hainan Tianfeng Pharmaceutical Ltd, from 1995 to 2000 and as General Manager with Hainan Yichen Pharmaceutical Ltd. from 2001 to 2004. She is now the General Manager of Shenzhen Changhua. Ms Wang has skills and experience in R&A, marketing and business development in Chinese medical industry. The Board concluded that Hui WANG should serve as a Director due to her skills and experience in pharmaceutical sales and business development.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2014.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui WANG	$38,167	0	0	0	0	0	$38,167
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2014.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui WANG	0	0	0	0	0	0	0
Chi Ming YU	0	0	0	0	0	0	0
Kai GUI	0	0	0	0	0	0	0

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui WANG, CEO & Director	22,153,540	38.951%
Common Stock	Chi Ming YU, President & Director	150,000	0.264%
Common Stock	Kai GUI, Secretary & Director	300,000	0.527%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	19,497,130	34.281%
Common Stock	WU Ai Ping, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	8.791%
All Officers & Directors		22,603,540	39.742%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai GUI, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2014 and 2013, the Company owed $459,131 and $349,911 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $110,000 is included as an exhibit to this Form 10-K.  There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2014 and 2013, the Company owed $1,618,333 and $1,395,501 respectively to Chi Fung Yu, $1,370,405 and $871,415 respectively to Tie Jun Chen, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu or Tie Jun Chen. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD.

As of October 31, 2014 and 2013, the Company owed the following amounts respectively to two directors for advances made - $382,280 and $435,344 to Hui Wang, $20,230 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2014 and October 31, 2013 are $26,081 and $20,755 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2014 and October 31, 2013 are $87,351 and $66,844 for Chi Fung Yu; $67,961 and $49,903 for Tie Jun Chen.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2014 and 2013 respectively is $20,079 and $22,936 for Hui Wang; $0 and $0 for Chi Ming Yu.

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

2014	$32,650	Baker Tilly Hong Kong Limited
2013	$33,400	Baker Tilly Hong Kong Limited

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

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-
      approves all accounting related activities prior to the performance of any services by any accountant or auditor.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/Chi Ming YU	President and Director	January 29, 2015
Chi Ming YU	(Principal Executive Officer)

/s/Kai GUI	Director, Secretary and Chief Financial Officer	January 29, 2015
Kai GUI	(Principal Financial Officer)

/s/Hui WANG	Director and Chief Executive Officer	January 29, 2015
Hui WANG	(Controller)