Form 10-Q
period 2015-01-31
Advanced Biomedical Technologies Inc.
filed 2015-03-23
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2015

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

As of March 23, 2015, there are 56,874,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 29, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2015.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,036	$74,354
Other receivables and prepaid expenses	31,295	18,768

Total Current Assets	78,331	93,122

PROPERTY AND EQUIPMENT, NET	128,739	108,254

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	2,592	16,238

TOTAL ASSETS	$209,662	$217,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$108,644	$105,771
Due to directors	379,112	402,510
Due to a stockholder	469,498	459,131
Due to related parties	3,133,255	2,988,738

Total Current Liabilities	4,090,509	3,956,150

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,874,850 shares issued and outstanding as of January 31, 2015 and October 31, 2014	569	569
Additional paid-in capital	1,932,568	1,927,968
Accumulated deficit	(5,623,419)	(5,400,107)
Accumulated other comprehensive loss	(190,565)	(266,966)
Total Deficit	(3,880,847)	(3,738,536)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$209,662	$217,614

The accompanying notes are an integral part of the condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended
	January 31,	January 31,
	2015	2014
OPERATING EXPENSES
General and administrative expenses	$134,067	$133,179
Depreciation	6,648	6,698
Research and development	23,202	10,416
Total Operating Expenses	163,917	150,293

LOSS FROM OPERATIONS	(163,917)	(150,293)

OTHER EXPENSES
Interest income	34	24
Interest paid to a stockholder and related parties	(52,832)	(41,417)
Imputed interest	(4,600)	(5,353)
Other, net	(1,997)	(2,261)
Total Other Expenses, net	(59,395)	(49,007)

LOSS BEFORE TAXES	(223,312)	(199,300)
Income tax expense	-	-

NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(223,312)	(199,300)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income/(loss)	76,401	(15,985)

COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(146,911)	$(215,285)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	56,874,850	56,874,850

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

									Accumulated
	Common stock		Shares to be issued		Stock	Additional	Deferred		other	Non-
	Number		Number		subscriptions	paid-in	stock	Accumulated	comprehensive	controlling
	of shares	Amount	of shares	Amount	receivable	capital	compensation	deficit	loss	interests	Total
Balance at October 31, 2013	56,874,850	$569	-	$-	$-	$1,907,889	$-	$(4,572,351)	$(270,552)	$-	$(2,934,445)

Imputed interest on advances from directors	-	-	-	-	-	20,079	-	-	-	-	20,079

Net loss for the year	-	-	-	-	-	-	-	(827,756)	-	-	(827,756)

Foreign currency translation loss	-	-	-	-	-	-	-	-	3,586	-	3,586

Balance at October 31, 2014	56,874,850	$569	-	$-	$-	$1,927,968	$-	$(5,400,107)	$(266,966)	$-	$(3,738,536)

Imputed interest on advances from directors	-	-	-	-	-	4,600	-	-	-	-	4,600

Net loss for the period	-	-	-	-	-	-	-	(223,312)	-	-	(223,312)

Foreign currency translation loss	-	-	-	-	-	-	-	-	76,401	-	76,401

Balance at January 31, 2015	56,874,850	$569	-	$-	$-	$1,932,568	$-	$(5,623,419)	$(190,565)	$-	$(3,880,847)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED ONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	January 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,312)	$(199,300)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	6,648	6,698
Imputed interest	4,600	5,353
Changes in operating assets and liabilities
Increase in:
Other receivables and prepaid expenses	(12,991)	(1,514)
Increase in:
Other payables and accrued expenses	4,435	20,300
Net cash used in operating activities	(220,620)	(168,463)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,729)	(6,526)
Decrease in deposit for purchase of property and equipment	13,440	-
Net cash used in investing activities	(16,289)	(6,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	10,329	10,885
Due to directors	(15,182)	(13,473)
Due to related parties	215,271	183,756
Net cash provided by financing activities	210,418	181,168

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	(827)	193

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(27,318)	6,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,354	48,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,036	$54,752

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company's financial position as of January 31, 2015, the consolidated results of operations for the three months ended January 31, 2015 and 2014 and consolidated statements of cash flows for the three months ended  January 31, 2015 and 2014 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three months ended January 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2014 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on January 29,  2015.

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

ABMT, Masterise and Shenzhen Changhua are hereinafter referred to as (the “Company”).

NOTE 3   PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The non-controlling interests were reduced to $0 in 2006 and represented the noncontrolling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

NOTE 5   RELATED PARTY TRANSACTIONS

As of January 31, 2015 and October 31, 2014, the Company owed a stockholder $469,498 and $459,131 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2015 and October 31, 2014, the Company owed two related parties a total of $3,133,255 and $2,988,738 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2015 and 2014 were $52,832 and $41,417 respectively.

As of January 31, 2015 and October 31, 2014, the Company owed $379,112 and $402,510 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $4,600 and $5,353 for the three months ended January 31, 2015 and 2014 respectively.

NOTE 6   COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions.  The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows::

Fiscal years ending October 31,
2015	25,622
2016	30,722
2017	30,722
2018	10,241

Total	$97,307

NOTE 7   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8   RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9   GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $5,623,419 as of January 31, 2015 that includes a net loss of $223,312 for the three months ended January 31, 2015. As of January 31, 2015, the Company’s total current liabilities exceeded its total current assets by $4,012,178 and the Company used cash in operations of $220,620 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 10 SUBSEQUENT EVENT

In acccordance with ASC Topic 855-10, the Company has analyzed its operations sequent from January 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, other than stated below:

On February 10, 2015 the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB 150,000 (equivalent to approximately $24,000).

On March 12, 2015, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB 250,000 (equivalent to approximately $40,000).

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on January 29, 2015.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2015, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

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

Process of Human Trials

As of January 31, 2015, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2015.

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

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui WANG, the Company's CEO, has over 20 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor Shangli LIU, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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
- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of November 2014 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

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

The Company is studying and test-producing Class II devices using our patented material on current production lines. Class II devices are generally subject to a lower level of regulatory control than Class III devices such as our PA Screws. As of January 31, 2015, the Company has started the works to expend its GMP facilities in Shenzhen, China.

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

Finance Costs

As of January 31, 2015 and October 31, 2014, a stockholder and two related parties had loaned a total of $3,602,753 and $3,447,869 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2015 and 2014 were $52,832 and $41,417 respectively.

As of January 31, 2015 and October 31, 2014, the Company owed $379,112 and $402,510 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $4,600 and $5,353 for the three months ended January 31, 2015 and 2014 respectively.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2015 and 2014 were $223,312 and $199,300 respectively. We do not have any revenue from inception to January 31, 2015 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,012,178 and $3,863,028 as of January 31, 2015 and October 31, 2014 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

On February 10, 2015 the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB 150,000 (equivalent to approximately $24,000).

On March 12, 2015, the Company received cash advance from a related party, Chi Fung Yu, amounted to RMB 250,000 (equivalent to approximately $40,000).

Cash Flows

Net Cash Used in Operating Activities
Net cash used in operating activities was $220,620 and $168,463 in the three months ended January 31, 2015 and 2014 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $16,289 and $6,526 net cash used in investing activities in the three months ended January 31, 2015 and 2014 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2015 and 2014 was $210,418 and $181,168 respectively, which represented advances from a stockholder and related parties and loan repayment to directors.

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

We believe that our existing cash, cash equivalents at January 31, 2015, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Date: March 23, 2015	By:	/s/Chi Ming YU
Chi Ming YU, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai GUI
Kai GUI, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)