Form 10-Q
period 2015-07-31
Advanced Biomedical Technologies Inc.
filed 2015-09-21
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2015

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

As of September 21, 2015, there are 56,874,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended October 31, 2014 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 29, 2015. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2015.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONTENTS

Pages
Condensed Consolidated Balance Sheets as of July 31, 2015 (unaudited) and October 31, 2014	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended July 31, 2015 and 2014 (unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2013 through July 31, 2015 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2015 and 2014 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6 - F-8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2015	2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,603	$74,354
Other receivables and prepaid expenses	19,026	18,768
Total Current Assets	77,629	93,122

Property and equipment, cost	513,315	488,298
Less: Accumulated depreciation	(396,811)	(380,044)
PROPERTY AND EQUIPMENT, NET	116,504	108,254

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	-	16,238
TOTAL ASSETS	$194,133	$217,614

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$87,521	$105,771
Due to directors	460,856	402,510
Due to a stockholder	526,430	459,131
Due to related parties	3,440,271	2,988,738
Total Current Liabilities	4,515,078	3,956,150

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,874,850 shares issued and outstanding as of July 31, 2015 and October 31, 2014	569	569
Additional paid-in capital	1,943,880	1,927,968
Accumulated deficit	(6,051,793)	(5,400,107)
Accumulated other comprehensive loss	(213,601)	(266,966)
Total Stockholders' Deficit	(4,320,945)	(3,738,536)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$194,133	$217,614

The accompanying notes are an integral part of the condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Nine months ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014
OPERATING EXPENSES
General and administrative expenses	$107,394	$131,642	$387,004	$382,706
Depreciation	8,018	6,606	22,580	19,966
Research and development	28,759	19,910	53,016	39,744
Total Operating Expenses	144,171	158,158	462,600	442,416

LOSS FROM OPERATIONS	(144,171)	(158,158)	(462,600)	(442,416)

OTHER (EXPENSES) INCOME
Interest income	131	38	723	101
Interest paid to a stockholder and related parties	(56,020)	(46,427)	(163,293)	(131,498)
Imputed interest	(5,982)	(4,851)	(15,912)	(15,295)
Other, net	(4,670)	(2,132)	(10,604)	(6,486)
Total Other Expenses, net	(66,541)	(53,372)	(189,086)	(153,178)

LOSS BEFORE TAXES	(210,712)	(211,530)	(651,686)	(595,594)
Income tax expense	-	-	-	-

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(210,712)	(211,530)	(651,686)	(595,594)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income/(loss)	4,844	(41,918)	53,365	36,129

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(205,868)	$(253,448)	$(598,321)	$(559,465)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	56,874,850	56,874,850	56,874,850	56,874,850

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2013	56,874,850	$569	$1,907,889	$(4,572,351)	$(270,552)	$(2,934,445)

Imputed interest on advances from directors	-	-	20,079	-	-	20,079

Net loss for the year	-	-	-	(827,756)	-	(827,756)

Foreign currency translation gain	-	-	-	-	3,586	3,586

Balance at October 31, 2014	56,874,850	$569	$1,927,968	$(5,400,107)	$(266,966)	$(3,738,536)

Imputed interest on advances from directors	-	-	15,912	-	-	15,912

Net loss for the period	-	-	-	(651,686)	-	(651,686)

Foreign currency translation gain	-	-	-	-	53,365	53,365

Balance at July 31, 2015	56,874,850	$569	$1,943,880	$(6,051,793)	$(213,601)	$(4,320,945)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(651,686)	$(595,594)
Adjustments to reconcile net loss to cash used in
Operating activities:
Depreciation	22,580	19,966
Imputed interest	15,912	15,295
Changes in operating assets and liabilities
Increase in other receivables and prepaid expenses	(536)	(3,369)
(Decrease) increase in:
Other payables and accrued expenses	(17,139)	529
Net cash used in operating activities	(630,869)	(563,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,504)	(8,446)
Decrease in deposit for purchase of property and equipment	15,994	1,129
Net cash used in investing activities	(16,510)	(7,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	67,234	78,251
Due to directors	64,381	(44,629)
Due to related parties	500,724	543,315
Net cash provided by financing activities	632,339	576,937

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(711)	(450)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,751)	5,997

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	74,354	48,380

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,603	$54,377

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company's financial position as of July 31, 2015, the consolidated results of operations for the three and nine months ended July 31, 2015 and 2014 and consolidated statements of cash flows for the nine months ended  July 31, 2015 and 2014 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and nine months ended July 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2014 appearing in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on January 29,  2015.

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

NOTE 5   RELATED PARTY TRANSACTIONS

As of July 31, 2015 and October 31, 2014, the Company owed a stockholder $526,430 and $459,131 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

The Company owed four related parties a total of $3,440,271 as of July 31, 2015, and the Company owed two related parties a total of $2,988,738 as of October 31, 2014; these amounts are unsecured, repayable on demand, and accrue interest at a rate of  7% per annum on the unpaid balances.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2015 and 2014 were $56,020, $46,427, $163,293 and $131,498 respectively.

As of July 31, 2015 and October 31, 2014, the Company owed $460,856 and $402,510 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to a director is $5,982, $4,851, $15,912 and $15,295 for the three and nine months ended July 31, 2015 and 2014 respectively.

Total interest income on advances to a related party accrued for the three and nine months ended July 31, 2015 and 2014 were $95, $0, $632 and $0 respectively.

NOTE 6   COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions.  The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31,
2015	2,125
2016	5,957
Total	$8,082

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

NOTE 9   GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $6,051,793 as of July 31, 2015 that includes a net loss of $651,686 for the nine months ended July 31, 2015. As of July 31, 2015, the Company’s total current liabilities exceeded its total current assets by $4,437,449 and the Company used cash in operations of $630,869 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon future profitable operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 10   SUBSEQUENT EVENT

In accordance with ASC topic 855-10, the Company has analyzed its operations subsequent from July 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of July 31, 2015, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

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

Process of Human Trials

As of July 31, 2015, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires. The Company plans to finalize its clinical trials on PA Binding Wires in 2015 and start CFDA application in 2016.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2015.

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

- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of May 2015 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China
(May 2015)

	May 2015	May 2014	Increase / (Decrease)
Total No. of Hospitals	26,479	25,046	1,433
Public Hospital	13,326	13,380	(54)
Private Hospital	13,153	11,666	1,487
Hospital Rating
AAA	2,002	1,841	161
AA	6,971	6,717	254
A	7,308	6,669	639

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

Finance Costs

As of July 31, 2015 and October 31, 2014, a stockholder and related parties had loaned a total of $3,966,701 and $3,447,869 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2015 and 2014 were $56,020, $46,427, $163,293 and $131,498 respectively.

As of July 31, 2015 and October 31, 2014, the Company owed $460,856 and $402,510 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,982, $4,851, $15,912 and $15,295 for the three and nine months ended July 31, 2015 and 2014 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2015 and 2014 were $210,712, $211,530, $651,686 and $595,594 respectively. We do not have any revenue from inception to July 31, 2015 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,437,449 and $3,863,028 as of July 31, 2015 and October 31, 2014 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $630,869 and $563,173 in the nine months ended July 31, 2015 and 2014 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors, and others like changes in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $16,510 and $7,317 net cash used in investing activities in the nine months ended July 31, 2015 and 2014 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2015 and 2014 was $632,339 and $576,937 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at July 31, 2015, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

7. Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no sales for the period end and net loss of $651,686 for the nine months ended July 31, 2015 compares to the new loss of $595, 594 for the nine months ended July 31, 2014. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is somewhat dependent on its ability to raise additional capital, obtain financing and succeed in its future operations to fund the current and planned operating levels. No assurance can be given that the Company will be successful in these efforts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Date: September 21, 2015	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)