Form 10-K
period 2015-10-31
Advanced Biomedical Technologies Inc.
filed 2016-02-16
CIK 1385799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.14 on April 30, 2015 which is the last trading day of the second quarter, was approximately $2,648,300 as of April 30, 2015 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 16, 2016, there are 66,874,850 shares of common stock outstanding.

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

Product Analysis

Our Company is researching and currently developing the capability of manufacturing several different kinds of human implant products including Artificial Lumbar Disc, Mini-Screws, Suture Anchors, reconstructive dental devices and other PA products. Currently the company has two production lines certified by the GMP regulations.

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

Competing products and prices in China (screw)
Producer	Origin	Brand	Price (USD/PC)
Arthrex	Germany/USA	Arthrex	$ 554.74
Conmed	USA	Linvatec	$ 554.74
Bionx	Finland	Biofix	$ 554.74
Gunze	Japan	Grandfix	$ 416.06
Takiron	Japan	Fixsorb	$ 408.76
Dikang	China	PDLLA	$ 321.17
ABMT	China	ABMT	$ 300.00

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

PHYSICAL COMPARISON
	Metal	PLLA	ABMT’s PA devices
Strength	Excellent	Weak	Superior to PLLA
Unit Cost	High	Low	Lowest
Processability	Good	Good	Good
Modulus of Elasticity	Low: may cause infection, may cause second fracture	Moderate to Quite Fragile	Excellent
Self-Reinforced	No	Yes, but degradation starts too quickly	Yes
Self-Resorbable	No1	Yes, but initial degradation too fast in first few weeks. Initial strength down to 10~20Mpa in 4 weeks (close to osteoporosis)	Yes: unchanged during first 12 weeks, hardness remains 70% min through week 20.
Stretchability	Strong	50~60 Mpa	170 Mpa (min)
Bone Healing	Bone mineral density decrease averages 18%	Bone mineral density decrease averages 7-10%	Bone mineral density decrease less than 5%
Implant Failure Rate	High to Medium	Medium to Low	Very Low
Need for Repeat Surgery	As Required[2]	Only if failure (second fracture)	No

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

Employees

As of October 31, 2015, we had 24 employees, with 11 employees in R&D, Clinical and Regulatory, 5 employees in Manufacturing, 3 employees in Sales & Marketing, 4 employees in General and Administration, and 1 employee in Accounting. The Company intends to offer more engineer positions in future.

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

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. Between 2003 and 2015 the number of students completing undergraduate and graduate courses in China more than tripled, from 2.12 million to 7.49 million graduates.

Guangdong has entered a transition period from an elite education to a popularized higher education. There are 120 universities and colleges offering higher education in Guangdong province with over 519,000 students graduated in 2015. Combined with graduates from other parts of China, there are over 800,000 job-seeking graduates in total in Guangdong in 2015. 94.80% of the graduates from Guangdong have successfully found their first employment, and more than 80% of these employments are based in Pearl River Delta.

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

Fiscal Quarter	High Bid	Low Bid
2015
Fourth Quarter 08-01-15 to 10-31-15	$0.20	$0.14
Third Quarter 05-01-15 to 07-31-15	$0.15	$0.14
Second Quarter 02-01-15 to 04-30-15	$0.20	$0.14
First Quarter 11-01-14 to 01-31-15	$0.43	$0.20

Fiscal Quarter	High Bid	Low Bid
2014
Fourth Quarter 08-01-14 to 10-31-14	$0.51	$0.43
Third Quarter 05-01-14 to 07-31-14	$1.00	$0.51
Second Quarter 02-01-14 to 04-30-14	$0.65	$0.60
First Quarter 11-01-13 to 01-31-14	$0.95	$0.65

Shareholders

At October 31, 2015, we had 40 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. Our polyamide materials are protected by Patent no. ZL971190739, PRC, issued by the State Intellectual Property Office of the P.R.C., is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications, which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide (“PA”). Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers, which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

1.	A notably reduced need for a secondary surgery to remove implant due to post-operative complications, therefore avoiding unnecessary risk and expense on all patient care;
2.	Enhancing the performance of the materials by manufacturing them to be easily fitted to each patient, forming an exact fit;
3.	Improving the biological activity of materials. Clinical trial results have shown that as PA implants degrade, they promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to ’stress shielding’;
4.	Reducing the chance of post-operative infection;
5.	Effectively controlling the degeneration speed, so that there will be no complications in treating repeat injuries;
6.	Ease of post-operative care i.e. no distortion during x-ray imaging;
7.	Simple and cost-effective to manufacture.

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from the China Food and Drug Administration (“CFDA”). As of October 31, 2015, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China CFDA’s requirement on PA Screw trial. The Company’s CFDA Application for its PA Screw is in the CFDA Review Process.

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA, formally SFDA, in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the CFDA with 100 percent success rate. As of October 31, 2015, the company’s CFDA Application is under the CFDA Review Process.

In March 2013, The State Food and Drug Administration of the PRC (“SFDA”), China’s medical device market regulatory agency, underwent a reorganization that saw much of China’s food and drug regulatory powers consolidated into the agency, elevating it back to a ministerial-level agency directly under the State Council. The new name for the agency is China State Food and Drug Administration (“CFDA”). The name change meant the CFDA reports directly to China’s State Council and has broader authority to oversee medical device as well as food and drug sectors. This reorganization leads to a more streamlined and efficient registration process for medical devices in China. Since the reorganization, the CFDA has issued series of circulars and guidelines to help applicants. Following the CFDA guidelines, the Company has improved its GMP facilities, updated its Technical Documentation System to cover key areas such as Clinical Trial, Manufacturing Process, R&D, Monitoring and Quality Control. Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. We expected the CFDA approval for our PA Screws to be granted in 2016.

The Company’s production lines are fully operational. We have been producing products for further researches, testing and product quality control improvements. Following the CFDA final approval, the company will be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

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

Government Regulation

Medical implant devices/products manufactured or marketed by the company in China are subject to extensive regulations by the CFDA. Pursuant to the related laws and acts, as amended, and the regulations promulgated there under (the “CFDA Regulations”), the CFDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. The CFDA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

Under the CFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the CFDA to reasonably assure their safety and efficacy. Under the CFDA’s regulations, class I devices are subject to general controls [for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements] and class II devices are subject to general and special controls. Generally, class III devices are those, which must receive premarket approval by the CFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current CFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2015 and 2014.

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

Funding Needs

The Company estimates that it will need to raise minimum $750,000 over the next 12 months to bring its current products to market, and begin earning revenues.  This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed.  There is a Letter of Continuing Financial Support signed between the Company and two of its major shareholders and related party, Titan Technology Development Ltd, Ms. Hui Wang and Mr. Chi Fung Yu.

China’s Marketing Analysis and Sales Strategy

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company’s CEO, has over 20 years sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor for Greater China, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$2.55 billion in 2015, to overtake Japan as the second largest market in the world. The market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$626.3 million or 32.6% of the total market value in 2013, and it is estimated to grow to US$1.164 billion in 2019. New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

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

- Our patented material will enables us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals in China in year 2015 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China

(September 2015)

	September 2015	September 2014	Increase / (Decrease)
Total No. of Hospitals	26,904	25,304	1,600
Public Hospital	13,304	13,341	(37)
Private Hospital	13,600	11,963	1,637
Hospital Rating
AAA	2,032	1,875	157
AA	7,080	6,764	316
A	7,464	6,774	690

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2015 and 2014 was $60,202 and $47,700.

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

Finance Costs

As of October 31, 2015 and 2014, the Company owed $562,187 and $459,131 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2015 and 2014, the Company owed $27,229 and $0 respectively to Shenzhen Hygeian Medical Device Co., Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2015 and 2014, the Company owed $1,807,103 and $1,618,333 to Chi Fung Yu, $1,660,763 and $1,370,405 to Tie Jun Chen, $33,133 and $0 to Que Feng (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2015 and October 31, 2014 are $31,615 and $26,081 for Titan Technology Development Limited.

Total interest expenses on advances from following company accrued for the year ended October 31, 2015 and October 31, 2014 are $144 and $0 for Shenzhen Hygeian Medical Device Co., Ltd.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2015 and October 31, 2014 are $99,978 and $87,351 for Chi Fung Yu; $87,089 and $67,961 for Tie Jun Chen; $1,495 and $0 for Que Feng.

As of October 31, 2015 and October 31, 2014, the Company owed the following amounts respectively to two directors for advances made - $417,966 and $382,280 to Hui Wang, $21,897 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to two directors for the year ended October 31, 2015 and 2014 respectively is $21,164 and $20,079 for Hui Wang; $0 and $0 for Chi Ming Yu.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2015 and 2014. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,612,970 and $1,512,723 as of October 31, 2015 and 2014 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2015 and 2014 was $548,410 and $514,326 respectively. The net change in the valuation allowance for 2014 was an increase of $34,084.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $6,262,961 at October 31, 2015 that includes a net loss of $862,854 for the year ended October 31, 2015. We are in Clinical Trial phase and do not have a CFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2015 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,568,106 at October 31, 2015 compared to a working capital deficit of $3,863,028 as of October 31, 2014. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $820,393 in the year ended October 31, 2015. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $16,412 net cash used in investing activities in the year ended October 31, 2015. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2015 was $801,975, which represented advances from related parties.

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

We believe that our existing cash, cash equivalents at October 31, 2015, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Debt Conversion

On November 13, 2015, the Company entered into a debt conversion agreement with Titan Technology Development Ltd., pursuant to which the Company and Titan agreed to convert $500,000 of the accrued interest of the outstanding debt owed by the Company to Titan into shares of the Company’s Common Stock at a conversion price of $0.05 per share. Pursuant to the terms of the Debt Conversion Agreement, on November 13, 2015, $500,000 of the accrued interest of TTD’s outstanding loan was converted into 10,000,000 shares of Company Common Stock.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,262,961 as of October 31, 2015 that includes a net loss of $862,854 for the year ended October 31, 2015.  The Company’s total current liabilities exceed its total current assets by $4,568,106 and the Company used cash in operations of $820,393.

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

As of October 31, 2015, loans from the Company’s stockholder, two directors, three related parties and a non-related third party totaling $3,968,091 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2015 and 2014, the company has not recognized any impairment charges.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2015

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

AWC (CPA) LIMITED Certified Public Accountants (Practising)
7th Floor, Nan Dao Commercial Building, 359-361 Queen’s Road Central, Hong Kong. Tel : (852) 2851 7954 Fax: (852) 2545 4086

To the Board of Directors and Shareholders of Advanced Biomedical Technologies, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (“the Company”) as of October 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015 included in the Company’s Item 9A “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2015 and the results of its operations and its cash flows for the year ended October 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company had a net loss of $862,854, an accumulated deficit of $6,262,961 and a working capital deficiency of $4,568,160 and used cash in operations of $820,393. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 10.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC (CPA) Limited

Certified Public Accountants

Hong Kong, China

February 16, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Advanced Biomedical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries, as of October 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended October 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Baker Tilly Hong Kong Limited

BAKER TILLY HONG KONG LIMITED

Certified Public Accountants

Hong Kong

January 29, 2015

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,304	$74,354
Inventories	2,791	—
Other receivables and prepaid expenses	18,118	18,768
Due from related parties	—	—
Total Current Assets	59,213	93,122

Property and equipment, cost	504,721	488,298
Less: Accumulated depreciation	(398,102)	(380,044)
PROPERTY AND EQUIPMENT, NET	106,619	108,254

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	—	16,238
TOTAL ASSETS	$165,832	$217,614

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$97,041	$105,771
Due to directors	439,863	402,510
Due to a stockholder	562,187	459,131
Due to related parties	3,528,228	2,988,738
Total Current Liabilities	4,627,319	3,956,150

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 100,000,000 shares authorized, 56,874,850 shares issued and outstanding as of October 31, 2015 and October 31, 2014	569	569
Additional paid-in capital	1,949,132	1,927,968
Deferred stock compensation	—	—
Accumulated deficit	(6,262,961)	(5,400,107)
Accumulated other comprehensive loss	(148,227)	(266,966)
Total Deficit	(4,461,487)	(3,738,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$165,832	$217,614

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	October 31,	October 31,
	2015	2014
OPERATING EXPENSES
General and administrative expenses	$514,540	$543,414
Depreciation	30,451	26,640
Research and development	60,202	47,700
Total Operating Expenses	605,193	617,754

LOSS FROM OPERATIONS	(605,193)	(617,754)

OTHER (EXPENSES) INCOME
Government grants	—	—
Interest income	119	137
Interest paid to a stockholder and related parties	(220,291)	(181,393)
Imputed interest	(21,164)	(20,079)
Other, net	(16,325)	(8,667)
Total Other (Expenses) Income, net	(257,661)	(210,002)

LOSS BEFORE TAXES	(862,854)	(827,756)
Income tax expense	—	—
NET LOSS	(862,854)	(827,756)
Net loss attributable to non-controlling interests	—	—

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(862,854)	(827,756)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	118,739	3,586

Total other comprehensive loss	118,739	3,586
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(744,115)	$(824,170)

Net loss per share-basic and diluted - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	56,874,850	56,874,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

					Stock subscriptions receivable	Additional paid-in capital	Deferred stock compensation	Accumulated deficit during development stage	Accumulated other comprehensive loss	Non-controlling interests	Total
	Common stock		Shares to be issued
	Number of shares	Amount	Number of shares	Amount

Balance at October 31, 2013	56,874,850	$569	—	$—	$—	$1,907,889	$—	$(4,572,351)	$(270,552)	$—	$(2,934,445)

Imputed interest on advances from directors						20,079	—	—	—	—	20,079

Net loss for the year								(827,756)	—	—	(827,756)

Foreign currency translation gain								—	3,586	—	3,586

Balance at October 31, 2014	56,874,850	$569	—	$—	$—	$1,927,968	$—	$(5,400,107)	$(266,966)	$—	$(3,738,536)

Imputed interest on advances from directors						21,164	—	—	—	—	21,164

Net loss for the year								(862,854)	—	—	(862,854)

Foreign currency translation gain								—	118,739	—	118,739

Balance at October 31, 2015	56,874,850	$569	—	$—	$—	$1,949,132	$—	$(6,262,961)	$(148,227)	$—	$(4,461,487)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(862,854)	$(827,756)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	30,451	26,640
Loss on disposal of property and equipment	—	—
Stock issued for services	—	—
Non-controlling interests	—	—
Imputed interest	21,164	20,079
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	(2,825)	—
Other receivables and prepaid expenses	89	2,270
(Decrease) increase in:
Other payables and accrued expenses	(6,418)	46,346
Net cash used in operating activities	(820,393)	(732,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,311)	(8,793)
(Increase) decrease in deposit for purchase of property and equipment	15,899	(15,009)
Net cash used in investing activities	(16,412)	(23,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued to founders	—	—
Proceeds from issuance of shares	—	—
Contribution by stockholders	—	—
Distributed to stockholders	—	—
Due to a stockholder	102,959	109,253
Due to directors	50,376	(51,460)
Due from related parties	—	—
Due to related parties	648,640	724,435
Net cash provided by financing activities	801,975	782,228

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,220)	(31)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,050)	25,974

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	74,354	48,380

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$38,304	$74,354

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2015 and 2014, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(E)	Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market, which represents selling price less cost to sell. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

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

(G)	Long-lived assets

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2015 and 2014, the Company has not recognized any allowances for impairment.

(H)	Fair value of financial instruments

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2015 and 2014 were $60,202 and $47,700 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2015	October 31, 2014
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7496=RMB6.3180	US$1=HK$7.7551=RMB6.1124

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7530=RMB6.2425	US$1=HK$7.7543=RMB6.1498

The translation gain recorded for the years ended October 31, 2015 and 2014 were $118,739 and $3,586 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive gain for the years ended October 31, 2015 and 2014 were $118,739 and $3,586 respectively.

(M)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There are no potentially dilutive securities as at October 31, 2015 and October 31, 2014.

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

2.	INVENTORIES

Inventories as at October 31, 2015 and 2014 consisted of the followings:

	October 31,
	2015	2014

Testing reagents	$2,633	$—
Packing materials	158	—
	$2,791	$—

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2015 and 2014:

	October 31,
	2015	2014

Plant and machinery	$294,378	$272,214
Motor vehicles	43,637	45,105
Office equipment	34,527	34,523
Computer software	5,017	5,017
Office improvements	127,162	131,439
Construction in progress
	504,721	488,298
Less: accumulated depreciation	398,102	380,044

Property and equipment, net	$106,619	$108,254

Depreciation expense for the year ended October 31, 2015 and 2014 was $30,451 and $26,640 respectively.

4.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2015 and 2014 consisted of the following:

	October 31,
	2015	2014

Other payables	$40	$929
Accrued expenses	97,001	104,842
	$97,041	$105,771

5.	RELATED PARTY TRANSACTIONS

As of October 31, 2015 and 2014, the Company owed $562,187 and $459,131 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2015 and 2014, advances from related parties were as follows:

	October 31,
	2015	2014

Chi Fung Yu	$1,807,103	$1,618,333
Que Feng	33,133	—
Chen Tie Jun	1,660,763	1,370,405
Shenzhen Hygeian Medical Device Co., Ltd.	27,229	—
Amount due to related parties	$3,528,228	$2,988,738

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2015 and 2014 were as follows:

	October 31,
	2015	2014

Titan Technology Development Limited, a stockholder	$31,615	$26,081
Related parties:
Que Feng	1,495	—
Chi Fung Yu	99,978	87,351
Chen Tie Jun	87,089	67,961
Shenzhen Hygeian Medical Device Co., Ltd.	114	—
Interest expenses to a stockholder and related parties	$220,291	$181,393

As of October 31, 2015 and 2014, advances from directors were as follows:

	October 31,
	2015	2014

Hui Wang	$417,966	$382,280
Chiming Yu	21,897	20,230
Amount due to directors	$439,863	$402,510

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Hui Wang, a director, were $21,164 and $20,079 for the years ended October 31, 2015, and 2014 respectively.

6.	STOCKHOLDERS’ DEFICIENCY

Common stock

On December 8, 2011, the Company issued 100,000 shares of restricted common stock at $0.2 to Dr. John Lynch, the Company’s chief officer of dental technologies, for services for a term of twelve months. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $20,000, fully recognised in prior years as consultancy fees included in general and administrative expenses.

On 28 October 2013, the Company issued 150,000 shares of restricted common stock as directors’ services compensation for past services to each of Mr. Chi Ming Yu and Kai Gui, directors of the Company. The shares were valued at the closing price of $0.71 per share on the date of grant, yielding an aggregate fair value of $213,000.

7.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $75,813 and $74,189 for the years ended October 31, 2015 and 2014 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

The Company leased from third parties office space, a staff canteen and an apartment for a director at monthly rent prevailing at October 31, 2015 of $2,060, $135 and $1,266 (2014: $2,348, Nil and $1,309) respectively. All of these operating leases expired on July 20, 2015, Jul 1, 2015 and June 30, 2014 respectively. The Company continues to lease these premises at same monthly rent pending a formal renewal of these leases.

The Company also leases five apartments (2014: eight apartments and a staff canteen) for staff under two operating leases (2014: three leases) from third parties at monthly rental totaling $475 (2014: $965), both of which will expire in July 2015.

As of October 31, 2015, the Company had outstanding commitments with respect to the above operating leases, which are due as follows:

2016	4,856
2017	—
Total	$4,856

(C)	Capital commitments

The Company has no outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries as of October 31, 2015 (2014: $16,237).

8.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2015 and 2014. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,612,970 and $1,512,723 as of October 31, 2015 and 2014 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2015 and 2014 was $548,410 and $514,326 respectively. The net change in the valuation allowance for 2015 was an increase of $34,084.

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

9.	CONCENTRATIONS AND RISKS

As at October 31, 2015, 94% and 6% of the Company’s assets were located in the P.R.C. and the United States respectively.

As at October 31, 2014, 91% and 9% of the Company’s assets were located in the P.R.C. and the United States respectively.

10.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,262,961 as of October 31, 2015 that includes a net loss of $862,854 for the year ended October 31, 2015. The Company’s total current liabilities exceed its total current assets by $4,568,106 and the Company used cash in operations of $820,393. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

11.	SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements other than stated below:

On [13 November 2015], the Company has entered into a Debt Conversion Agreement with a stockholder to convert $500,000 of the accrued interest, payable to the Company’s the stockholder and its shareholders, into 10,000,000 shares (“The Conversion Shares”) of common stock at a conversion price of $0.05 per share. Should the Conversion Shares have been issued as at October 31, 2015, the loss per share for the year ended October 31, 2015 would be US$0.01.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2015. The Company’s internal control over financial reporting as of October 31, 2015 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2015, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	42	President, Director
Hui Wang	46	Chief Executive Officer, Director
Kai Gui	46	Director, Secretary, Chief Financial Officer

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

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2015.

Executive Officer Compensation Table
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Hui Wang	$37,600	0	0	0	0	0	$37,600
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2015.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Nonqualified Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)

Hui Wang	0	0	0	0	0	0	0
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	33.127%
Common Stock	Chi Ming Yu, President & Director	150,000	0.224%
Common Stock	Kai Gui, Secretary & Director	300,000	0.449%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	25,054,881	37.465%
Common Stock	WU Ai Ping, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	7.477%
All Officers & Directors		22,603,540	33.8%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai Gui, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2015 and 2014, the Company owed $562,187 and $459,131 respectively to a stockholder - Titan Technology Development Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. An agreement between Titan Technology Development Ltd. and the Registrant for a loan in the amount of $480,000 is included as an exhibit to this Form 10-K. There is no formal written agreement between Titan Technology Development Ltd. and the Registrant for the balance of funds owed to Titan Technology Development Ltd.

As of October 31, 2015 and 2014, the Company owed $1,807,103 and $1,618,333 to Chi Fung Yu, $1,660,763 and $1,370,405 to Tie Jun Chen, $33,133 and $0 to Que Feng (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed. There is no formal written agreement between the Company and Chi Fung Yu, Tie Jun Chen or Que Feng. Chi Fung Yu and Tie Jun Chen are directors of Titan Technology Development Ltd. (TTD), and have been lending money to Shenzhen Changhua on behalf of TTD. Que Feng is a director of Shenzhen Changhua, a subsidiary of the Company.

As of October 31, 2015 and 2014, the Company owed the following amounts respectively to two directors for advances made - $417,966 and $382,280 to Hui Wang, $21,897 and $20,230 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2015 and 2014 are $31,615 and $26,081 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2015 and 2014 are $99,978 and $87,351 for Chi Fung Yu; $87,089 and $67,961 for Tie Jun Chen; $1,495 and $0 for Que Feng.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2015 and 2014 respectively is $21,164 and $20,079 for Hui Wang; $0 and $0 for Chi Ming Yu.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$20,000	AWC (CPA) Limited
2015	$40,439	Baker Tilly Hong Kong Limited
2014	$32,650	Baker Tilly Hong Kong Limited

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/Chi Ming Yu	President and Director	February 16, 2016
Chi Ming Yu	(Principal Executive Officer)

/s/Kai Gui	Director, Secretary and Chief Financial Officer	February 16, 2016
Kai Gui	(Principal Financial Officer)

/s/Hui Wang	Director and Chief Executive Officer	February 16, 2016
Hui Wang	(Controller)

