Form 10-Q
period 2016-01-31
Advanced Biomedical Technologies Inc.
filed 2016-03-21
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2016

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

As of March 21, 2016, there are 66,874,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2015 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2016.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2016	2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,241	$38,304
Inventories	—	2,791
Other receivables and prepaid expenses	24,376	18,118
Due from related parties	7,216	—
Total Current Assets	49,833	59,213

Property and equipment, cost	485,445	504,721
Less: Accumulated depreciation	(390,536)	(398,102)
PROPERTY AND EQUIPMENT, NET	94,909	106,619

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,255	—
TOTAL ASSETS	$145,997	$165,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$93,842	$97,041
Due to directors	429,543	439,863
Due to a stockholder	481,281	562,187
Due to related parties	3,151,323	3,528,228
Total Current Liabilities	4,155,989	4,627,319

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized,66,874,850 and 56,874,850 shares issued and outstanding as of January 31, 2016 and October 31, 2015 respectively	669	569
Additional paid-in capital	2,454,116	1,949,132
Deferred stock compensation	—	—
Accumulated deficit	(6,453,476)	(6,262,961)
Accumulated other comprehensive loss	(11,301)	(148,227)
Total Deficit	(4,009,992)	(4,461,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$145,997	$165,832

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	January 31,	January 31,
	2016	2015
OPERATING EXPENSES
General and administrative expenses	$80,911	$134,067
Depreciation	7,703	6,648
Research and development	35,444	23,202
Total Operating Expenses	124,058	163,917

LOSS FROM OPERATIONS	(124,058)	(163,917)

OTHER (EXPENSES) INCOME
Interest income	12	34
Interest paid to a stockholder and related parties	(58,083)	(52,832)
Imputed interest	(5,084)	(4,600)
Other, net	(3,302)	(1,997)
Total Other (Expenses) Income, net	(66,457)	(59,395)

LOSS BEFORE TAXES	(190,515)	(223,312)
Income tax expense	—	—
NET LOSS	(190,515)	(223,312)
Net loss attributable to non-controlling interests	—	—

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(190,515)	(223,312)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	136,926	76,401
Total other comprehensive loss	136,926	76,401

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(53,589)	$(146,911)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	65,570,502	56,874,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2013	56,874,850	$569	$1,907,889	$(4,572,351)	$(270,552)	$(2,934,445)

Imputed interest on advances from directors	—	—	20,079	—	—	20,079

Net loss for the year	—	—	—	(827,756)	—	(827,756)

Foreign currency translation gain	—	—	—	—	3,586	3,586

Balance at October 31, 2014	56,874,850	$569	$1,927,968	$(5,400,107)	$(266,966)	$(3,738,536)

Imputed interest on advances from directors	—	$—	21,164	—	—	21,164

Net loss for the year	—	—	—	(862,854)	—	(862,854)

Foreign currency translation gain	—	—	—	—	118,739	118,739

Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	$100	499,900	—	—	500,000

Imputed interest on advances from directors	—	—	5,084	—	—	5,084

Net loss for the period	—	—	—	(190,515)	—	(190,515)

Foreign currency translation gain	—	—	—	—	136,926	136,926

Balance at January 31, 2016	66,874,850	$669	$2,454,116	$(6,453,476)	$(11,301)	$(4,009,992)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(190,515)	$(223,312)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,703	6,648
Loss on disposal of property and equipment	—	—
Stock issued for services	—	—
Non-controlling interests	—	—
Imputed interest	5,084	4,600
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	2,730	—
Other receivables and prepaid expenses	(6,902)	(12,991)
(Decrease) increase in:
Other payables and accrued expenses	(501)	4,435
Net cash used in operating activities	(182,401)	(220,620)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(29,729)
(Increase) decrease in deposit for purchase of property and equipment	(1,277)	13,440
Net cash used in investing activities	(1,277)	(16,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	26,046	10,329
Due to directors	6,166	(15,182)
Due from related parties	(7,344)
Due to related parties	139,408	215,271
Interest payables capitalised	—	—
Net cash provided by financing activities	164,276	210,418

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(661)	(827)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,063)	(27,318)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	38,304	74,354

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$18,241	$47,036

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of January 31, 2016, the consolidated results of operations for the three months ended January 31, 2016 and 2015 and consolidated statements of cash flows for the three months ended January 31, 2016 and 2015 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three months ended January 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2015 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2016.

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

The accompanying condensed consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The non-controlling interests in periods prior to 2012 represent the non-controlling stockholders’ 30% proportionate share of the results of Shenzhen Changhua.

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

As of January 31, 2016 and October 31, 2015, the Company owed a stockholder $481,281 and $562,187 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2016 and October 31, 2015, the Company owed two related parties a total of $3,151,323 and $3,528,228 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2016 and 2015 were $58,083 and $52,832 respectively.

As of January 31, 2016 and October 31, 2015, the Company owed $429,543 and $439,863 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $5,084 and $4,600 for the three months ended January 31, 2016 and 2015 respectively.

During the current period, $106,506 of the interest payable to a Company’s stockholder and $393,494 of the interest payable to two related parties, totaled $500,000, were converted into 10,000,000 shares of common stock at a conversion price of $0.05 per share and which were issued to the said stockholder.

NOTE 6	COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows::

Fiscal years ending October 31, 2016	2,976

Total	$2,976

NOTE 7	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $6,453,476 as of January 31, 2016 that includes a net loss of $190,515 for the three months ended January 31, 2016. As of January 31, 2016, the Company’s total current liabilities exceeded its total current assets by $4,106,156 and the Company used cash in operations of $182,401 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 16, 2016.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire”) are currently being tested in human trials under permit from the China Food and Drug Administration (“CFDA”, fka “SFDA”).

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2016, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. The Company expects the CFDA approval for our PA Screws to be granted in 2016.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Process of Human Trials

As of January 31, 2016, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Under the CFDA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the CFDA to reasonably assure their safety and efficacy. Under the CFDA’s regulations, class I devices are subject to general controls (for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements) and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the CFDA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current CFDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2016.

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

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company’s CEO, has over 20 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor Shangli Liu, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

Finance Costs

As of January 31, 2016 and October 31, 2015, a stockholder and related parties had loaned a total of $3,632,604 and $4,090,415 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2016 and 2015 were $58,083 and $52,832 respectively.

As of January 31, 2016 and October 31, 2015, the Company owed $429,543 and $439,863 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $5,084 and $4,600 for the three months ended January 31, 2016 and 2015 respectively.

During the current period, $106,506 of the interest payable to a Company’s stockholder and $393,494 of the interest payable to two related parties, totaled $500,000, were converted into 10,000,000 shares of common stock at a conversion price of $0.05 per share.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2016 and 2015 were $190,515 and $223,312 respectively. We do not have any revenue from inception to January 31, 2016 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,106,156 and $4,568,106 as of January 31, 2016 and October 31, 2015 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $182,401 and $220,620 in the three months ended January 31, 2016 and 2015 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $1,277 and $16,289 net cash used in investing activities in the three months ended January 31, 2016 and 2015 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2016 and 2015 was $164,276 and $210,418 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at January 31, 2016, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the current period, $106,506 of the interest payable to a Company’s stockholder and $393,494 of the interest payable to two related parties, totaled $500,000, were converted into 10,000,000 shares of common stock at a conversion price of $0.05 per share.

The shares were issued pursuant to safe harbor provisions of Rule 506 of Regulation D promulgated under Section 4(a)(2) of the Securities Act.

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

Date: March 21, 2016	By:	ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)