Form 10-Q
period 2016-04-30
Advanced Biomedical Technologies Inc.
filed 2016-06-20
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2016

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

As of June 20, 2016, there are 67,124,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2015 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2016. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2016.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	October 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,839	$38,304
Inventories	—	2,791
Other receivables and prepaid expenses	28,516	18,118
Due from related parties	—	—
Total Current Assets	51,355	59,213

Property and equipment, cost	494,189	504,721
Less: Accumulated depreciation	(404,200)	(398,102)
PROPERTY AND EQUIPMENT, NET	89,989	106,619

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,274	—
TOTAL ASSETS	$142,618	$165,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$322,634	$97,041
Due to directors	412,386	439,863
Due to a stockholder	503,805	562,187
Due to related parties	3,129,243	3,528,228
Total Current Liabilities	4,368,068	4,627,319

COMMITMENTS AND CONTINGENCIES	1,274	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 67,124,850 and 56,874,850 shares issued and outstanding as of April 30, 2016 and October 31, 2015 respectively	671	569
Additional paid-in capital	2,511,561	1,949,132
Deferred stock compensation	—	—
Accumulated deficit	(6,668,880)	(6,262,961)
Accumulated other comprehensive loss	(68,802)	(148,227)
Total Deficit	(4,225,450)	(4,461,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,618	$165,832

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months ended		Six months ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015
OPERATING EXPENSES
General and administrative expenses	$124,931	$145,543	$205,842	$279,610
Depreciation	7,682	7,914	15,385	14,562
Research and development	17,092	1,055	52,536	24,257
Total Operating Expenses	149,705	154,512	273,763	318,429

LOSS FROM OPERATIONS	(149,705)	(154,512)	(273,763)	(318,429)

OTHER (EXPENSES) INCOME
Interest income	10	558	22	592
Interest paid to a stockholder and related parties	(57,126)	(54,441)	(115,209)	(107,273)
Imputed interest	(4,947)	(5,330)	(10,031)	(9,930)
Other, net	(3,636)	(3,937)	(6,938)	(5,934)
Total Other (Expenses) Income, net	(65,699)	(63,150)	(132,156)	(122,545)

LOSS BEFORE TAXES	(215,404)	(217,662)	(405,919)	(440,974)
Income tax expense	—	—	—	—
NET LOSS	(215,404)	(217,662)	(405,919)	(440,974)
Net loss attributable to non-controlling interests	—	—	—	—

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(215,404)	(217,662)	(405,919)	(440,974)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	(57,501)	(27,880)	79,425	48,521
Total other comprehensive loss	(57,501)	(27,880)	79,425	48,521

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(272,905)	$(245,542)	$(326,494)	$(392,453)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	66,960,961	56,874,850	66,258,092	56,874,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Total
Balance at October 31, 2013	56,874,850	$569	$1,907,889	$(4,572,351)	$(270,552)	$(2,934,445)

Imputed interest on advances from directors	—	—	20,079	—	—	20,079

Net loss for the year	—	—	—	(827,756)	—	(827,756)

Foreign currency translation gain	—	—	—	—	3,586	3,586

Balance at October 31, 2014	56,874,850	$569	$1,927,968	$(5,400,107)	$(266,966)	$(3,738,536)

Imputed interest on advances from directors	—	—	21,164	—	—	21,164

Net loss for the year	—	—	—	(862,854)	—	(862,854)

Foreign currency translation gain	—	—	—	—	118,739	118,739

Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	100	499,900	—	—	500,000

Stock issued for services ($0.21 per share)	250,000	2	52,498	—	—	52,500

Imputed interest on advances from directors	—	—	10,031	—	—	10,031

Net loss for the year	—	—	—	(405,919)	—	(405,919)

Foreign currency translation gain	—	—	—	—	79,425	79,425

Balance at April 30, 2016	67,124,850	$671	$2,511,561	$(6,668,880)	$(68,802)	$(4,225,450)

The accompanying notes are an integral part of these consolidated financial statements

 ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(405,919)	$(440,974)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,385	14,562
Stock issued for services	52,500	—
Imputed interest	10,031	9,930
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	2,719	—
Other receivables and prepaid expenses	(10,760)	(13,131)
(Decrease) increase in:
Other payables and accrued expenses	226,807	(15,532)
Net cash used in operating activities	(109,237)	(445,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,325)	(29,604)
(Increase) decrease in deposit for purchase of property and equipment	(1,272)	13,094
Net cash used in investing activities	(2,597)	(16,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	48,197	42,812
Due to directors	(17,390)	142,492
Due from related parties	—	(53,335)
Due to related parties	66,127	358,242
Net cash provided by financing activities	96,934	490,211

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(565)	(631)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,465)	27,925

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	38,304	74,354

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$22,839	$102,279

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2016, the consolidated results of operations for the three and six months ended April 30, 2016 and 2015 and consolidated statements of cash flows for the six months ended April 30, 2016 and 2015 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2016. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2015 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 16, 2016.

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

As of April 30, 2016 and October 31, 2015, the Company owed a stockholder $503,805 and $562,187 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2016 and October 31, 2015, the Company owed four related parties a total of $3,129,243 and $3,528,228 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2016 and 2015 were $57,126, $54,441, $115,209 and $107,273 respectively.

As of April 30, 2016 and October 31, 2015, the Company owed $412,386 and $439,863 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $4,947, $5,330, $10,031 and $9,930 for the three and six months ended April 30, 2016 and 2015 respectively.

On March 31, 2016, 250,000 shares of the Company were issued to two directors as compensation for the past services of the directors. The share valuation of US$52,500 is included in the accounts for the current period as directors’ emolument.

NOTE 6	COMMITMENTS AND CONTINGENCIES

(A)  Lease commitments

        The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal year ending October 31, 2016	2,793

Total	$2,973

                  (B)   Capital commitments

                          As of 30 April 2016, outstanding commitment contracted for, net of deposit paid, in respect of acquisition of plant and machineries totaled $1,274 (31 October 2015: nil).

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $6,668,900 as of April 30, 2016 and which includes a net loss of $405,939 for the six months ended April 30, 2016. As of April 30, 2016, the Company’s total current liabilities exceeded its total current assets by $4,316,713 and the Company used cash in operations of $109,237 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2016, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

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

Process of Human Trials

As of April 30, 2016, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2016.

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

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China

(February 2016)

	February 2016	February 2015	Increase / (Decrease)
Total No. of Hospitals	27,795	26,047	1,748
Public Hospital	13,010	13,302	(292)
Private Hospital	14,785	12,745	2,040
Hospital Rating
AAA	2,139	1,968	171
AA	7,582	6,904	678
A	8,829	7,097	1,732

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

Finance Costs

As of April 30, 2016 and October 31, 2015, a stockholder and four related parties had loaned a total of $3.633,048 and $4,090,415 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2016 and 2015 were $57,126, $54,441, $115,209 and $107,273 respectively.

As of April 30, 2016 and October 31, 2015, the Company owed $412,386 and $439,863 respectively to two directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $4,947, $5,330, $10,031 and $9,930 for the three and six months ended April 30, 2016 and 2015 respectively.

On March 31, 2016, the Company issued 250,000 shares of restricted common stock as directors’ services compensation for past services to two directors of the Company. The shares were valued at the closing price of $0.21 per share on the date of grant, yielding an aggregate fair value of $52,500. The share valuation of US$52,500 is included in the accounts for the current period as directors’ emolument.Net Loss

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2016 and 2015 were $215,404, $405,919, $217,662 and $440,974 respectively. We do not have any revenue from inception to April 30, 2016 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,316,713 and $4,568,106 as of April 30, 2016 and October 31, 2015 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $109,237 and $445,145 in the six months ended April 30, 2016 and 2015 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $2,597 and $16,510 net cash used in investing activities in the six months ended April 30, 2016 and 2015 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2016 and 2015 was $96,934 and $490,211 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at April 30, 2016, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $500,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

The Company accounts for income taxes under The Financial Accounting Standards Board (FASB) Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period included the enactment date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2016, 250,000 shares of the Company’s common stock were issued to two directors as compensation for past services.  The shares were issued pursuant to the safe harbor provisions of Rule 506 of Regulation D promulgated under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer*
32.2	Section 906 Certification of Chief Financial Officer*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2016	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)