Form 10-K
period 2016-10-31
Advanced Biomedical Technologies Inc.
filed 2017-02-14
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.2293 on April 29, 2016 which is the last trading day of the second quarter, was approximately $4,337,537 as of April 30, 2016 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 14, 2017, there are 67,124,850 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements in periodic press releases and some oral statements of Advanced Biomedical Technologies Inc. (“ABMT”) officials during presentations about ABMT, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future ABMT actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about ABMT, economic and market factors and the industries in which ABMT does business, among other things. These statements are not guaranties of future performance and we have no specific intention to update these statements.

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

The second generation fracture fixation material:

The second generation bone-fracture-fixed components are made of degradable macromolecule material, such as PLLA, PGA and PDS, etc. The disadvantage of these components is rapid self-degeneration in early stages after the initial implant. For example, the strength of SR-PLLA decreases to 10-20 Mpa after 4 weeks of implantation. Therefore, the second generation bone-fracture-fixed components can be only used to treat substantial spongiosa bone fractures.

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

1.     Increased mechanical strength to 170 Mpa.

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

The demand for internal fixation medical devices has rapidly increased during the last decade. The combined global market sales for orthopaedic device for year 2012 and 2015 is $43.1 billion and $47.2 billion respectively, an increase of 3.1% each year. There are over 1 million bone fractures in patients in China requiring about 4 million bone bolts/screws each year. Research shows that in the next 10-15 years, China will have a booming aging population and the population in China will continue to increase. The sales of internal fixation medical devices in China reached $1.3 billion in 2013 and it is expected to increase at 18% each year. New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

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

●  DePuy (Johnson & Johnson)

●  Medtronic

●  Stryker Corp.

●  Zimmer Biomet

●  Smith & Nephew

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

PHYSICAL COMPARISON
	Metal	PLLA	ABMT’s PA devices
Strength	Excellent	Weak	Superior to PLLA
Unit Cost	High	Low	Lowest
Processability	Good	Good	Good
Modulus of Elasticity	Low: may cause infection, may cause second fracture	Moderate to Quite Fragile	Excellent
Self-Reinforced	No	Yes, but degradation starts too quickly	Yes
Self-Resorbable	No1	Yes, but initial degradation too fast in first few weeks. Initial strength down to 10~20 Mpa in 4 weeks (close to osteoporosis)	Yes: unchanged during first 12 weeks, hardness remains 70% min through week 20.
Stretchability	Strong	50~60 Mpa	170 Mpa (min)
Bone Healing	Bone mineral density decrease averages 18%	Bone mineral density decrease averages 7-10%	Bone mineral density decrease less than 5%
Implant Failure Rate	High to Medium	Medium to Low	Very Low
Need for Repeat Surgery	As Required[2]	Only if failure (second fracture)	No

1Titanium and aluminum has been traced in serum and hair of 16 of 46 patients after receiving titanium implants. (cite: Kasai Y, Iida R, Uchida A: Metal concentrations in the serum and hair of patients with titanium alloy spinal implants.)

2Implant removal belongs to the most common elective orthopaedic procedures in the industrial countries. In a frequently cited Finnish study, implant removal contributed to almost 30% of all planned orthopaedic operations, and 15% of all operations.(cite: Bostman O, Pihlajamaki H: Routine implant removal after fracture surgery: a potentially reducible consumer of hospital resources in trauma units.)

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

	METAL	ABMT’s PA devices
Cranial Growth	● Growth restriction ● Intracranial implant migration	● Stimulation of growth leading to better bone healing
Accumulation of Metal in tissues	Yes	No
Adverse Effect

● Many necessitate removal operation either for mechanical strength of the overall structure

● majority of implant failures occur at the bone-screw interface with screw pullout being the most common mechanistic cause of construct failure

● should the bone fail to heal, these micromotions will persist and cause the metallic screw to oscillate within the far softer surrounding bone interface

None
Stiffness for optimal healing	● Too stiff ● Stress shielding can result in bone atrophy and degradation	● Optimal stiffness/flexibility characteristics to achieve surgical fixation, while conforming to the softer, more pliable bone of the patient
Other Effects

● Implant palpability

● Temperature sensitivity

● Occasionally visibility

● Could cause trauma in the event of mechanical failure

● Imaging and radiotherapy interference

● Potential for cross contamination

● No long-term palpability ● No temperature sensitivity ● Predictable degradation ● Reduced patient trauma ● No imaging and radiotherapy interference ● No second surgery required
Cost of product	Cost to hospital: $400-$2200	Cost to hospital: $300

Intellectual Property

The Company has been granted one patent for its material by the State Intellectual Property Office of the P.R.C. Patent no. ZL971190739, PRC. This patent also protects the use and manufacturing process of the material. New patents are expected to be filed in due course as a result of current research projects.

Chinese Patent

Title: High molecular human body embedding article and its preparing process product and use
Application Number:	97119073	Application Date:	1997.10.22
Publication Number:	1214939	Publication Date:	1999.04.28
Approval Pub. Date:		Granted Pub. Date:	2002.08.14
International Classification:	A61F2/02, A61L27/00, C08L33/00
Applicant(s) Name:	Liu Jianyu
Address:	518111
Inventor(s) Name:
Attorney & Agent:	Li Zhi Ning
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

Employees

As of October 31, 2016, we had 15 employees, with 6 employees in R&D, Clinical and Regulatory, 4 employees in Manufacturing, 4 employees in General and Administration, and 1 employee in Accounting.

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

Shenzhen’s well-built market economy and diversified culture of migration have helped to create the best-developed and most dynamic market economy in China. Shenzhen is China’s first special economic zone.  After more than 30 years of development, Shenzhen has grown into a powerful city boasting the highest per capita GDP in China’s mainland. Its comprehensive economic capacity ranks among the top of the country’s big cities.  The combined value of imports and exports has remained No. 1 for 20 years in China’s foreign trade.

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. Between 2003 and 2016 the number of students completing undergraduate and graduate courses in China more than tripled, from 2.12 million to 7.65 million graduates.

Guangdong has entered a transition period from an elite education to a popularized higher education. There are 120 universities and colleges offering higher education in Guangdong province with over 535,000 students graduated in 2016. Combined with graduates from other parts of China, there are over 800,000 job-seeking graduates in total in Guangdong in 2016. 95.11% of the graduates from Guangdong have successfully found their first employment, and more than 80% of these employments are based in Pearl River Delta.

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

Fiscal Quarter	High Bid	Low Bid
2016
Fourth Quarter 08-01-16 to 10-31-16	$0.20	$0.15
Third Quarter 05-01-16 to 07-31-16	$0.23	$0.15
Second Quarter 02-01-16 to 04-30-16	$0.25	$0.21
First Quarter 11-01-15 to 01-31-16	$0.21	$0.14

Fiscal Quarter	High Bid	Low Bid
2015
Fourth Quarter 08-01-15 to 10-31-15	$0.20	$0.14
Third Quarter 05-01-15 to 07-31-15	$0.15	$0.14
Second Quarter 02-01-15 to 04-30-15	$0.20	$0.14
First Quarter 11-01-14 to 01-31-15	$0.43	$0.20

Shareholders

At October 31, 2016, we had 40 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The company’s lack of funds in new R&D, especially in clinical testing;
2.	The company’s lack of funds in new equipment and the utilization of the production process after CFDA approval;
3.	The company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The company needs funding for marketing and network build-up;
5.	The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval;
6.	While the company currently holds a patent originating in China, the patent does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. New patents are expected to be filed as result of our continuous research works for new and refined materials. Additionally, all machinery used to manufacture our products is protected by Chinese patents.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from the China Food and Drug Administration (“CFDA”). As of October 31, 2016, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China CFDA’s requirement on PA Screw trial. The Company’s CFDA Application for its PA Screw is in the CFDA Review Process.

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA, formally SFDA, in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the CFDA with 100 percent success rate. As of October 31, 2016, the company’s CFDA Application is under the CFDA Review Process.

In March 2013, The State Food and Drug Administration of the PRC (“SFDA”), China’s medical device market regulatory agency, underwent a reorganization that saw much of China’s food and drug regulatory powers consolidated into the agency, elevating it back to a ministerial-level agency directly under the State Council. The new name for the agency is China State Food and Drug Administration (“CFDA”). The name change meant the CFDA reports directly to China’s State Council and has broader authority to oversee medical device as well as food and drug sectors. This reorganization leads to a more streamlined and efficient registration process for medical devices in China. Since the reorganization, the CFDA has issued series of circulars and guidelines to help applicants. Following the CFDA guidelines, the Company has improved its GMP facilities, updated its Technical Documentation System to cover key areas such as Clinical Trial, Manufacturing Process, R&D, Monitoring and Quality Control. Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of current review process. The Company is preparing for the supplementary report and intend to submit it to the CFDA by the end of 2nd quarter of 2017

The Company’s production lines are fully operational. We have been producing products for further researches, testing and product quality control improvements. Following the CFDA final approval, the company will be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2016 and 2015.

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$4 billion in 2020. China has overtaken Japan as the second largest market in the world. The market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$626.3 million or 32.6% of the total market value in 2013, and it is estimated to grow to US$1.164 billion in 2019. New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

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

Number of Hospitals in China in year 2016 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China

(October 2016)

	October 2016	October 2015	Increase / (Decrease)
Total No. of Hospitals	28,584	26,997	1,587
Public Hospital	12,786	13,237	(451)
Private Hospital	15,798	13,760	2,038
Hospital Rating
AAA	2,194	2,044	150
AA	7,807	7,101	706
A	9,090	7,512	1,578

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2016 and 2015 was $57,300 and $60,262.

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

Finance Costs

As of October 31, 2016 and 2015, the Company owed $546,953 and $562,187 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2016 and 2015, the Company owed $130,914 and $27,229 respectively to a third party - Shenzhen Hygeian Medical Device Co., Ltd., which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2016 and 2015, the Company owed $1,578,843 and $1,807,103 to Chi Fung Yu, $1,471,898 and $1,660,763 to Tie Jun Chen, $32,972 and $33,133 to Que Feng (related parties), which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2016 and October 31, 2015 are $33,665 and $31,615 for Titan Technology Development Limited.

Total interest expenses on advances from following company accrued for the year ended October 31, 2016 and October 31, 2015 are $5,289 and $114 for Shenzhen Hygeian Medical Device Co., Ltd.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2016 and October 31, 2015 are $96,828 and $99,978 for Chi Fung Yu; $92,369 and $87,089 for Tie Jun Chen; $2,133 and $1,495 for Que Feng.

As of October 31, 2016 and October 31, 2015, the Company owed the following amounts respectively to two directors for advances made - $341,626 and $417,966 to Hui Wang, $22,193 and $21,897 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest on the amounts owed to two directors for the year ended October 31, 2016 and 2015 respectively is $18,990 and $21,164 for Hui Wang; $0 and $0 for Chi Ming Yu.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2016 and 2015. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,771,223 and $1,612,970 as of October 31, 2016 and 2015 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2016 and 2015 was $602,216 and $548,410 respectively. The net change in the valuation allowance for 2016 was an increase of $53,806.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $6,987,698 at October 31, 2016 that includes a net loss of $724,737 for the year ended October 31, 2016. We are in Clinical Trial phase and do not have a CFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2016 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,435,981 at October 31, 2016 compared to a working capital deficit of $4,568,106 as of October 31, 2015. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $371,653 in the year ended October 31, 2016. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $2,956 net cash used in investing activities in the year ended October 31, 2016. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2016 was $343,826, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2016, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Debt Conversion

On November 13, 2015, the Company entered into a debt conversion agreement with Titan Technology Development Ltd. ("TTD"), pursuant to which the Company and Titan agreed to convert $500,000 of the accrued interest of the outstanding debt owed by the Company to Titan into shares of the Company’s Common Stock at a conversion price of $0.05 per share. Pursuant to the terms of the Debt Conversion Agreement, on November 13, 2015, $500,000 of the accrued interest of TTD’s outstanding loan was converted into 10,000,000 shares of Company Common Stock.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,987,698 as of October 31, 2016 that includes a net loss of $724,737 for the year ended October 31, 2016.  The Company’s total current liabilities exceed its total current assets by $4,435,981 and the Company used cash in operations of $371,653.

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

As of October 31, 2016, loans from the Company’s stockholder, two directors, three related parties and a non-related third party totaling $4,125,345 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2016 and 2015, the company has not recognized any impairment charges.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2016

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

1

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2016	October 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,559	$38,304
Inventories	—	2,791
Other receivables and prepaid expenses	20,465	18,118
Due from related parties	—	—
Total Current Assets	27,024	59,213

Property and equipment, cost	473,240	504,721
Less: Accumulated depreciation	(400,772)	(398,102)
PROPERTY AND EQUIPMENT, NET	72,468	106,619

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	1,218	—
TOTAL ASSETS	$100,710	$165,832

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$337,660	$97,041
Due to directors	363,765	439,863
Due to a stockholder	546,953	562,187
Due to a third party	130,914	27,229
Due to related parties	3,083,714	3,500,999
Total Current Liabilities	4,463,005	4,627,319

COMMITMENTS AND CONTINGENCIES	1,218	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 67,124,850 and 56,874,850 shares issued and outstanding as of October 31, 2016 and October 31, 2015 respectively	671	569
Additional paid-in capital	2,520,520	1,949,132
Accumulated deficit	(6,987,698)	(6,262,961)
Accumulated other comprehensive income/(loss)	104,212	(148,227)
Total Deficit	(4,362,295)	(4,461,487)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,710	$165,832

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	October 31, 2016	October 31, 2015
OPERATING EXPENSES
General and administrative expenses	$374,441	$514,540
Depreciation	29,588	30,451
Research and development	57,300	60,202
Total Operating Expenses	461,329	605,193

LOSS FROM OPERATIONS	(461,329)	(605,193)

OTHER (EXPENSES) INCOME
Interest income	59	119
Interest paid to a stockholder and related parties	(230,284)	(220,291)
Imputed interest	(18,990)	(21,164)
Other, net	(14,193)	(16,325)
Total Other (Expenses) Income, net	(263,408)	(257,661)

LOSS BEFORE TAXES	(724,737)	(862,854)
Income tax expense	—	—
NET LOSS	(724,737)	(862,854)
Net loss attributable to non-controlling interests	—	—
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(724,737)	(862,854)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	252,439	118,739
Total other comprehensive loss	252,439	118,739
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(472,298)	$(744,115)

Net loss per share-basic and diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the year - basic and diluted	66,693,839	56,874,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Total
Balance at October 31, 2014	56,874,850	$569	$1,927,968	$(5,400,107)	$(266,966)	$(3,738,536)

Imputed interest on advances from directors	—	—	21,164	—	—	21,164

Net loss for the year	—	—	—	(862,854)	—	(862,854)

Foreign currency translation gain	—	—	—	—	118,739	118,739

Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	$100	499,900	—	—	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	—	—	52,500

Imputed interest on advances from directors	—	—	18,990	—	—	18,990

Net loss for the year	—	—	—	(724,737)	—	(724,737)

Foreign currency translation gain	—	—	—	—	252,439	252,439

Balance at Oct 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(724,737)	$(862,854)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	29,588	30,451
Stock issued for services	52,500	—
Imputed interest	18,990	21,164
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	2,687	(2,825)
Other receivables and prepaid expenses	(3,526)	89
(Decrease) increase in:
Other payables and accrued expenses	252,845	(6,418)
Net cash used in operating activities	(371,653)	(820,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,699)	(32,311)
(Increase) decrease in deposit for purchase of property and equipment	(1,257)	15,899
Net cash used in investing activities	(2,956)	(16,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	91,317	102,959
Due to directors	(49,538)	50,376
Due to related parties	302,047	648,640
Net cash provided by financing activities	343,826	801,975

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(962)	(1,220)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,745)	(36,050)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	38,304	74,354

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$6,559	$38,304

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2016 and 2015, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2016 and 2015, the Company has not recognized any allowances for impairment.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2016 and 2015 were $57,300 and $60,202 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2016	October 31, 2015
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7549=RMB6.7735	US$1=HK$7.7496=RMB6.3180

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7609=RMB6.5630	US$1=HK$7.7530=RMB6.2425

The translation gain recorded for the years ended October 31, 2016 and 2015 were $252,439 and $118,739 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive gain for the years ended October 31, 2016 and 2015 were $252,439 and $118,739 respectively.

(M)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There are no potentially dilutive securities as at October 31, 2016 and October 31, 2015.

(N)	Segments

The Company operates in only one operating segment and one geographic region, thereafter segment disclosure is not presented.

(O)	Economic and political risks

The Company’s operations are mainly conducted in China and a large number of suppliers are located in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of the economy in China.

The Company’s operations and customers in China are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in China, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(P)	Stock-based compensation

Stock-based compensation concerning stock options and common stock awards granted to employees and directors for services and are accounted for in accordance with FASB ASC 718 “Compensation - Stock Compensation” and share-based compensation including warrants and common stock awards granted to consultants and nonemployees are accounted for in accordance with FASB ASC 505-50 “Equity-Based Payment to Non-employees”.

All grants of common stock awards and stock options/warrants to employees and directors are recognized in the financial statements based on their grant date fair values. Awards to consultants and nonemployees are recognized based upon their fair value as of the earlier of a commitment date or completion of services.

The Company estimates fair value of common stock awards based the quoted price of the Company’s common stock on the date of grant. The fair value of stock options and warrants is determined using the Black-Scholes option pricing model

(Q)	Recent Accounting Pronouncements

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations.

2.	INVENTORIES

Inventories as at October 31, 2016 and 2015 consisted of the followings:

	October 31,
	2016	2015

Testing reagents	$—	$2,633
Packing materials	—	158
	$—	$2,791

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2016 and 2015:

	October 31,
	2016	2015

Plant and machinery	$274,582	$294,378
Motor vehicles	40,703	43,637
Office equipment	34,328	34,527
Computer software	5,017	5,017
Office improvements	118,610	127,162

	473,240	504,721
Less: accumulated depreciation	400,772	398,102

Property and equipment, net	$72,468	$106,619

Depreciation expense for the year ended October 31, 2016 and 2015 was $29,588 and $30,451 respectively.

4.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2016 and 2015 consisted of the following:

	October 31,
	2016	2015

Other payables	$221,560	$40
Accrued expenses	116,100	97,001
	$337,660	$97,041

5.	RELATED PARTY TRANSACTIONS

As of October 31, 2016 and 2015, the Company owed $546,953 and $562,187 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2016 and 2015, advances from related parties were as follows:

	October 31,
	2016	2015

Yu Chi Fung	$1,578,843	$1,807,103
Que Feng	32,972	33,133
Chen Tie Jun	1,471,898	1,660,763
Amount due to related parties	$3,083,713	$3,500,999

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2016 and 2015 were as follows:

	October 31,
	2016	2015

Titan Technology Development Limited, a stockholder	$33,665	$31,615

Related parties:
Que Feng	2,133	1,495
Yu Chi Fung	96,828	99,978
Chen Tie Jun	92,369	87,089
Interest expenses to a stockholder and related parties	$224,995	$220,177

As of October 31, 2016 and 2015, advances from directors were as follows:

	October 31,
	2016	2015

Wang Hui	$341,626	$417,966
Yu Chi Ming	22,139	21,897
Amount due to directors	$363,765	$439,863

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Wang Hui, a director, were $18,990 and $21,164 for the years ended October 31, 2016, and 2015 respectively.

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

On 13 November 2015, $106,506 of the interest payable to a Company’s stockholder and $393,494 of the interest payable to two related parties, totaled $500,000, were converted into 10,000,000 shares of common stock at a conversion price of $0.05 per share and which were issued to the said stockholder.

On 31 March 2016, the Company issued 100,000 and 150,000 shares of restricted common stock as directors’ compensation for past services to Mr. Chi Ming Yu and Mr. Kai Gui, directors of the Company respectively. The shares were valued at the closing price of $0.21 per share on the date of grant, yielding an aggregate fair value of $52,500.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $30,771 and $75,813 for the years ended October 31, 2016 and 2015 respectively. The medical care and define contribution plan being operate by the Chinese government is responsible for the distribution of medical benefits and the pension liability to participated employees.

(B)	Lease commitments

As of October 31, 2016, the Company had outstanding commitments with respect to operating leases, which are due as follows:

2017	$21,141
2018	14,173
2019	7,086
Total	$42,401

The Company leased from a third party office space at monthly rent prevailing at October 31, 2016 of $1,922(2015: $2,060). This operating lease expired on July 20, 2015. The Company continues to lease this premises at same monthly rent pending a formal renewal of the lease.

(C)	Capital commitments

The Company has $1,218 of outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries as of October 31, 2016(2015: Nil).

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2016 and 2015. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,771,223 and $1,612,970 as of October 31, 2016 and 2015 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2016 and 2015 was $602,216 and $548,410 respectively. The net change in the valuation allowance for 2016 was an increase of $53,806

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to corporation tax on income not derived from BVI.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it has incurred losses. The losses cannot be carried forward as Shenzhen Changhua has not yet commenced operation.

8.	CONCENTRATIONS AND RISKS

As at October 31, 2016, 95% and 5%of the Company’s assets were located in the P.R.C. and the United States respectively.

As at October 31, 2015, 94% and 6%of the Company’s assets were located in the P.R.C. and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $6,987,698 as of October 31, 2016 that includes a net loss of $724,737 for the year ended October 31, 2016. The Company’s total current liabilities exceed its total current assets by $4,435,981 and the Company used cash in operations of $371,653. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, continuous financial support from the shareholders and related parties are required. Moreover, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.	SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2016. The Company’s internal control over financial reporting as of October 31, 2016 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2016, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	43	President, Director
Hui Wang	47	Chief Executive Officer, Director
Kai Gui	47	Director, Secretary, Chief Financial Officer

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2016.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	$34,949	0	0	0	0	0	$34,949
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2016.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	0	0	0	0	0	0	0
Chi Ming Yu	0	21,000	0	0	0	0	21,000
Kai Gui	0	31,500	0	0	0	0	31,500

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	33.003%
Common Stock	Chi Ming Yu, President & Director	250,000	0.372%
Common Stock	Kai Gui, Secretary & Director	450,000	0.670%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	25,054,881	37.326%
Common Stock	WU Ai Ping, Room 802, 35 Weicheng Street, Hongyun Garden, Zhongtangshi Lane, Huangpu Road, Tianhe, Guangzhou, 510655	5,000,000	7.449%
All Officers & Directors		22,853,540	34.045%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai Gui, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2016 and 2015, the Company owed $546,953 and $562,187 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2016 and 2015, the Company owed $1,578,843 and $1,807,103 to Chi Fung Yu, $1,471,898 and $1,660,763 to Tie Jun Chen, $32,972 and $33,133 to Que Feng, which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2016 and October 31, 2015 are $33,665 and $31,615 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2016 and October 31, 2015 are $96,828 and $99,978 for Chi Fung Yu; $92,369 and $87,089 for Tie Jun Chen; $2,133 and $1,495 for Que Feng.

As of October 31, 2016 and October 31, 2015, the Company owed the following amounts respectively to two directors for advances made - $341,626 and $417,966 to Wang Hui, $22,139 and $21,897 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2016 and 2015 respectively is $18,990 and $21,164 for Wang Hui; $0 and $0 for Chi Ming Yu.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2016	$20,000	Centurion ZD CPA Limited
2016	$8,000	DCAW (CPA) Ltd.
2016	$4,095	AWC (CPA) Limited
2015	$20,000	AWC (CPA) Limited
2015	$40,439	Baker Tilly Hong Kong Limited

(2)	Audit-Related Fees

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

(5)	Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	There is no hour expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time and permanent employees was.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	SB-2	01-16-07	3.1
3.2	Bylaws	SB-2	01-16-07	3.2
4.1	Specimen Stock Certificate	SB-2	01-16-07	4.1
10.1	Titan – ABMT Loan Agreement				X
14.1	Code of Ethics				X
31.1	Certification of Chief Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)				X
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)				X
99.1	Audit Committee Charter				X
99.2	Disclosure Committee Charter				X

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/Chi Ming Yu	President and Director	February 14, 2017
Chi Ming Yu	(Principal Executive Officer)

/s/Kai Gui	Director, Secretary and Chief Financial Officer	February 14, 2017
Kai Gui	(Principal Financial Officer)

/s/Hui Wang	Director and Chief Executive Officer	February 14, 2017
Hui Wang	(Controller)