Form 10-K/A
period 2016-10-31
Advanced Biomedical Technologies Inc.
filed 2017-02-16
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Advanced Biomedical Technologies Inc. is filing this Form 10K/A Amendment No. 1 to its Annual Report Form 10K for the fiscal year ended October 31, 2016, as filed with the Securities and Exchange Commission on February 14, 2017 is being made to (1) add the audit report to its consolidated financial report, (2) correct the typographical error in the item Commitment and Contingencies of the consolidated balance sheet, (3) re-align the footnote number 6 to 11 of its consolidated financial statements.

 For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes, Unless otherwise stated, all information contained in this Form 10K/A is as of February 14, 2017, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2016

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

 To: the Board of Directors and Shareholders of Advanced Biomedical Technologies, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (“the Company”) as of October 31, 2016 and 2015 the related statements of operations, stockholders’ equity and cash flows for each of the years in the period ended October 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the period ended October 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limited

(Formerly known as DCAW (CPA) Limited)

Hong Kong, SAR

Dated: February 14, 2017

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

6.	COMMON STOCK

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