Form 10-Q
period 2017-01-31
Advanced Biomedical Technologies Inc.
filed 2017-03-22
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended January 31, 2017 OR

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

As of March 22, 2017, there are 67,124,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2016 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2017.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2017

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,030	$6,559
Inventories	—	—
Other receivables and prepaid expenses	25,527	20,465
Due from related parties	—	—
Total Current Assets	32,557	27,024

Property and equipment, cost	466,316	473,240
Less: Accumulated depreciation	(399,602)	(400,772)
PROPERTY AND EQUIPMENT, NET	66,714	72,468

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	—	1,218
TOTAL ASSETS	$99,271	$100,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$479,120	$468,574
Due to directors	345,545	363,765
Due to a stockholder	573,828	546,953
Due to related parties	3,154,863	3,083,713
Total Current Liabilities	4,553,356	4,463,005

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 67,124,850 issued and outstanding as of January 31, 2017 and October 31, 2016	671	671
Additional paid-in capital	2,524,613	2,520,520
Accumulated deficit	(7,141,811)	(6,987,698)
Accumulated other comprehensive income/(loss)	162,442	104,212
Total Deficit	(4,454,085)	(4,362,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$99,271	$100,710

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended
	January 31,	January 31,
	2017	2016
OPERATING EXPENSES
General and administrative expenses	$69,623	$80,911
Depreciation	4,666	7,703
Research and development	14,299	35,444
Total Operating Expenses	88,588	124,058

LOSS FROM OPERATIONS	(88,588)	(124,058)

OTHER (EXPENSES) INCOME
Interest income	10	12
Interest paid to a stockholder and related parties	(55,556)	(58,083)
Interest paid to a third party	(2,161)	—
Imputed interest	(4,093)	(5,084)
Other, net	(3,725)	(3,302)
Total Other (Expenses) Income, net	(65,525)	(66,457)

LOSS BEFORE TAXES	(154,113)	(190,515)
Income tax expense	—	—
NET LOSS	(154,113)	(190,515)
Net loss attributable to non-controlling interests	—	—
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(154,113)	(190,515)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	58,230	136,926
Total other comprehensive loss	58,230	136,926
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(95,883)	$(53,589)

Net loss per share-basic and diluted - basic and diluted	$(0.00)	$—

Weighted average number of shares outstanding during the period - basic and diluted	67,124,850	65,570,502

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	$100	499,900	—	—	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	—	—	52,500

Imputed interest on advances from directors	—	—	18,990	—	—	18,990

Net loss for the year	—	—	—	(724,737)	—	(724,737)

Foreign currency translation gain	—	—	—	—	252,439	252,439

Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Imputed interest on advances from directors			$4,093	—	—	4,093

Net loss for the period	—	—	—	(154,113)	—	(154,113)

Foreign currency translation gain	—	—	—	—	58,230	58,230

Balance at January 31, 2017	67,124,850	$671	$2,524,613	$(7,141,811)	$162,442	$(4,454,085)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(154,113)	$(190,515)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,666	7,703
Imputed interest	4,093	5,084
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	—	2,730
Other receivables and prepaid expenses	(5,344)	(6,902)
(Decrease) increase in:
Other payables and accrued expenses	17,028	(501)
Net cash used in operating activities	(133,670)	(182,401)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in deposit for purchase of property and equipment	1,198	(1,277)
Net cash used in investing activities	1,198	(1,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	26,911	26,046
Due to directors	(13,074)	6,166
Due from related parties	—	(7,344)
Due to related parties	119,153	139,408
Net cash provided by financing activities	132,990	164,276

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(47)	(661)

NET DECREASE IN CASH AND CASH EQUIVALENTS	471	(20,063)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	6,559	38,304

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$7,030	$18,241

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of January 31, 2017, the consolidated results of operations for the three months ended January 31, 2017 and 2016 and consolidated statements of cash flows for the three months ended January 31, 2017 and 2016 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three months ended January 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2016 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 14, 2017.

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

As of January 31, 2017 and October 31, 2016, the Company owed a stockholder $573,838 and $546,953 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2017 and October 31, 2016, the Company owed three related parties a total of $3,154,863 and $3,083,713 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2017 and 2016 were $55,556 and $58,083 respectively.

As of January 31, 2017 and October 31, 2016, the Company owed $345,545 and $363,765 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $4,093 and $5,084 for the three months ended January 31, 2017 and 2016 respectively.

NOTE 6	COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The following is a schedule by year of future minimum lease obligations under non-cancelable rental operating leases which fall due as follows:

Fiscal years ending October 31, 2017	14,891
Fiscal years ending October 31, 2018	13,960
Fiscal years ending October 31, 2019	6,980

Total	$35,831

NOTE 7	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $7,141,811 as of January 31, 2017 that includes a net loss of $154,113 for the three months ended January 31, 2017. As of January 31, 2017, the Company’s total current liabilities exceeded its total current assets by $4,520,799 and the Company used cash in operations of $133,670 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 14, 2017.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of January 31, 2017, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of current review process. The Company is preparing for the supplementary report and intend to submit it to the CFDA by the end of 2nd quarter of 2017.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Process of Human Trials

As of January 31, 2017, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2017.

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

- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of November 2016 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China
(November 2016)

	November 2016	November 2015	Increase / (Decrease)
Total No. of Hospitals	28,751	27,226	1,525
Public Hospital	12,747	13,177	(430)
Private Hospital	16,004	14,049	1,955
Hospital Rating
AAA	2,202	2,080	122
AA	7,851	7,290	561
A	9,071	8,053	1,018

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

Finance Costs

As of January 31, 2017 and October 31, 2016, a stockholder and three related parties had loaned a total of $3,728,691 and $3,360,666 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2017 and 2016 were $55,556 and $58,083 respectively.

As of January 31, 2017 and October 31, 2016, the Company owed $345,545 and $363,765 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $4,093 and $5,084 for the three months ended January 31, 2017 and 2016 respectively.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2017 and 2016 were $154,113 and $190,115 respectively. We do not have any revenue from inception to January 31, 2017 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,520,799 and $4,435,981 as of January 31, 2017 and October 31, 2016 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $133,670 and $182,401 in the three months ended January 31, 2017 and 2016 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $1,198 and $1,277 net cash used in investing activities in the three months ended January 31, 2017 and 2016 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2017 and 2016 was $132,990 and $164,276 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at January 31, 2017, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2017.

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

Date: March 22, 2017	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming Yu
Chi Ming Yu, President and Director (Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)