Form 10-Q
period 2017-04-30
Advanced Biomedical Technologies Inc.
filed 2017-06-19
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 19, 2017, there are 69,374,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2016 included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2017.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2017

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr 30,	October 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$35,872	$6,559
Inventories	—	—
Other receivables and prepaid expenses	21,506	20,465
Total Current Assets	57,378	27,024

Property and equipment, cost	465,447	473,240
Less: Accumulated depreciation	(402,476)	(400,772)
PROPERTY AND EQUIPMENT, NET	62,971	72,468

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	—	1,218
TOTAL ASSETS	$120,349	$100,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$555,495	$468,574
Due to directors	331,573	363,765
Due to a stockholder	552,101	546,953
Due to related parties	3,169,688	3,083,713
Total Current Liabilities	4,608,857	4,463,005

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,374,850 and 67,124,850 issued and outstanding as of April 30, 2017 and October 31, 2016 respectively	694	671
Additional paid-in capital	2,666,017	2,520,520
Accumulated deficit	(7,325,146)	(6,987,698)
Accumulated other comprehensive income/(loss)	169,927	104,212
Total Deficit	(4,488,508)	(4,362,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$120,349	$100,710

The accompanying notes are an integral part of these consolidated financial statements

F- 2

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended
	Apr 30,	Apr 30,	Apr 30,	Apr 30,
	2017	2016	2017	2016
OPERATING EXPENSES
General and administrative expenses	$100,238	$124,931	$169,861	$205,842
Depreciation	3,619	7,682	8,285	15,385
Research and development	12,977	17,092	27,276	52,536
Total Operating Expenses	116,834	149,705	205,422	273,763

LOSS FROM OPERATIONS	(116,834)	(149,705)	(205,422)	(273,763)

OTHER (EXPENSES) INCOME
Interest income	6	10	16	22
Interest paid to a stockholder and related parties	(56,317)	(57,126)	(111,873)	(115,209)
Interest paid to a third party	(2,574)	—	(4,735)	—
Imputed interest	(3,927)	(4,947)	(8,020)	(10,031)
Other, net	(3,689)	(3,636)	(7,414)	(6,938)
Total Other (Expenses) Income, net	(66,501)	(65,699)	(132,026)	(132,156)

LOSS BEFORE TAXES	(183,335)	(215,404)	(337,448)	(405,919)
Income tax expense	—	—	—	—
NET LOSS	(183,335)	(215,404)	(337,448)	(405,919)
Net loss attributable to non-controlling interests	—	—	—	—
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(183,335)	(215,404)	(337,448)	(405,919)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	7,485	(57,501)	65,715	79,425

Total other comprehensive loss	7,485	(57,501)	65,715	79,425
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(175,850)	$(272,905)	$(271,733)	$(326,494)

Net loss per share-basic and diluted - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	67,200,693	66,960,961	67,162,142	66,258,092

The accompanying notes are an integral part of these consolidated financial statements

F- 3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	$100	499,900	—	—	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	—	—	52,500

Imputed interest on advances from directors	—	—	18,990	—	—	18,990

Net loss for the year	—	—	—	(724,737)	—	(724,737)

Foreign currency translation gain	—	—	—	—	252,439	252,439

Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at 0.05 per share	2,000,000	20.00	99,980	—	—	100,000

Stock issued for services ($0.15 per share)	250,000	3.00	37,497	—	—	37,500

Imputed interest on advances from directors	—	—	8,020	—	—	8,020

Net loss for the period	—	—	—	(337,448)	—	(337,448)

Foreign currency translation gain	—	—	—	—	65,715	65,715

Balance at April 30, 2017	69,374,850	$694	$2,666,017	$(7,325,146)	$169,927	$(4,488,508)

The accompanying notes are an integral part of these consolidated financial statements

F- 4

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	Apr 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(337,448)	$(405,919)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,285	15,385
Stock issued for services	37,500	52,500
Imputed interest	8,020	10,031
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	—	2,719
Other receivables and prepaid expenses	(1,352)	(10,760)
(Decrease) increase in:
Other payables and accrued expenses	94,322	226,807
Net cash used in operating activities	(190,673)	(109,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,325)
(Increase) decrease in deposit for purchase of property and equipment	1,198	(1,272)
Net cash used in investing activities	1,198	(2,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	58,495	48,197
Due to directors	(26,437)	(17,390)
Due to related parties	186,810	66,127
Net cash provided by financing activities	218,868	96,934

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80)	(565)

NET DECREASE IN CASH AND CASH EQUIVALENTS	29,313	(15,465)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	6,559	38,304

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$35,872	$22,839

The accompanying notes are an integral part of these consolidated financial statements

F- 5

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2017, the consolidated results of operations for the three and six months ended April 30, 2017 and 2016 and consolidated statements of cash flows for the six months ended April 30, 2017 and 2016 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2016 appearing in the Company’s annual report on Form 10-K/A as filed with the Securities and Exchange Commission on February 16, 2017.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of April 30, 2017 and October 31, 2016, the Company owed a stockholder $552,101 and $546,953 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2017 and October 31, 2016, the Company owed three related parties a total of $3,169,688 and $3,083,713 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2017 and 2016 were $56,317, $57,126, $111,873 and $115,209 respectively.

As of April 30, 2017 and October 31, 2016, the Company owed $331,573 and $363,765 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,927, $4,947, $8,020 and $10,031 for the three and six months ended April 30, 2017 and 2016 respectively.

On 28 April 2017, interest payables to the Company’s stockholder and two related parties as of 31 January 2017, $53,094 and $46,906 respectively, totaled $100,000, were converted into 2,000,000 shares of common stock at a conversion price of $0.05 per share and which were issued to the said stockholder.

On 28 April 2017, the Company issued a total of 250,000 shares to 2 directors as compensation for past services of the directors. The shares so issued, valued at US$37,500, has been included in the accounts for the current period as directors’ emolument.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal years ending October 31, 2017	8,940
Fiscal years ending October 31, 2018	13,933
Fiscal years ending October 31, 2019	6,967

Total	$29,840

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its operating results and financial statements.

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $7,325,146 as of April 30, 2017 and which includes a net loss of $337,448 for the six months ended April 30, 2017. As of April 30, 2017, the Company’s total current liabilities exceeded its total current assets by $4,551,479 and the Company used cash in operations of $190,673 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K/A filed on February 16, 2017.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of April 30, 2017, we have completed all additional clinical trials required by the CFDA. The company’s CFDA Application is under the CFDA Review Process.

Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of current review process. The Company completed the supplementary report and submitted it to the CFDA in June 2017.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Process of Human Trials

As of April 30, 2017, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period ended September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2017 and 2016.

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

- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of April 2017 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China
(April 2017)
	April 2017	April 2016	Increase / (Decrease)
Total No. of Hospitals	29,478	28,072	1,406
Public Hospital	12,602	12,982	(380)
Private Hospital	16,876	15,090	1,786
Hospital Rating
AAA	2,267	2,142	125
AA	8,081	7,665	416
A	9,424	8,936	488

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

Finance Costs

As of April 30, 2017 and October 31, 2016, a stockholder and three related parties had loaned a total of $3,721,789 and $3,630,666 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2017 and 2016 were $56,317, $57,126, $111,873 and $115,209 respectively.

As of April 30, 2017 and October 31, 2016, the Company owed $331,573 and $363,765 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,927, $4,947, $8,020 and $10,031 for the three and six months ended April 30, 2016 and 2017 respectively.

During the current period, $100,000 of the interest payable to a Company’s stockholder were converted into 2,000,000 shares of common stock at a conversion price of $0.05 per share.

On April 28, 2017, the Company issued 250,000 shares of restricted common stock as directors’ services compensation for past services to two directors of the Company. The shares were valued at the closing price of $0.15 per share on the date of grant, yielding an aggregate fair value of $37,500. The share valuation of US$37,500 is included in the accounts for the current period as directors’ emolument.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2017 and 2016 were $183,335, $215,404, $337,448 and $405,919 respectively. We do not have any revenue from inception to April 30, 2017 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,551,479 and $4,435,981 as of April 30, 2017 and October 31, 2016 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $190,673 and $109,237 in the six months ended April 30, 2017 and 2016 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $1,198 net cash from and $2,597 net cash used in investing activities in the six months ended April 30, 2017 and 2016 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2017 and 2016 was $218,868 and $96,934 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at April 30, 2017, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 will be effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its operating results and financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2017.

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

Date: June 19, 2017	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming Yu
Chi Ming Yu, President and Director (Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)