Form 10-Q
period 2017-07-31
Advanced Biomedical Technologies Inc.
filed 2017-09-19
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2017

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

As of September 19, 2017, there are 69,374,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2016 included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on February 16, 2017. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2017 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2017.

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2017

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Jul 31,	October 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,629	$6,559
Other receivables and prepaid expenses	19,209	20,465
Total Current Assets	28,838	27,024

Property and equipment, cost	476,632	473,240
Less: Accumulated depreciation	(416,815)	(400,772)
PROPERTY AND EQUIPMENT, NET	59,817	72,468

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	—	1,218
TOTAL ASSETS	$88,655	$100,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$586,448	$468,574
Due to directors	324,619	363,765
Due to a stockholder	565,163	546,953
Due to related parties	3,368,763	3,083,713
Total Current Liabilities	4,844,993	4,463,005

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized,
69,374,850 and 67,124,850 issued and outstanding as of July 31,
2017 and October 31, 2016 respectively	694	671
Additional paid-in capital	2,669,816	2,520,520
Accumulated deficit	(7,495,155)	(6,987,698)
Accumulated other comprehensive income/(loss)	68,307	104,212
Total Deficit	(4,756,338)	(4,362,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,655	$100,710

The accompanying notes are an integral part of these consolidated financial statements

F- 2

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Nine months ended
	Jul 31,	Jul 31,	Jul 31,	Jul 31,
	2017	2016	2017	2016
OPERATING EXPENSES
General and administrative expenses	$74,308	79,048	$244,169	$284,890
Depreciation	4,631	7,438	12,916	22,823
Research and development	7,839	21,820	35,115	74,356
Total Operating Expenses	86,778	108,306	292,200	382,069

LOSS FROM OPERATIONS	(86,778)	(108,306)	(292,200)	(382,069)

OTHER (EXPENSES) INCOME
Interest income	15	25	31	47
Interest paid to a stockholder and related parties	(57,788)	(57,195)	(169,661)	(172,404)
Interest paid to a third party	(3,441)	—	(8,176)	—
Imputed interest	(3,799)	(4,590)	(11,819)	(14,621)
Other, net	(18,218)	(3,574)	(25,632)	(10,512)
Total Other (Expenses) Income, net	(83,231)	(65,334)	(215,257)	(197,490)

LOSS BEFORE TAXES	(170,009)	(173,640)	(507,457)	(579,559)
Income tax expense	—	—	—	—
NET LOSS	(170,009)	(173,640)	(507,457)	(579,559)
Net loss attributable to non-controlling interests	—	—	—	—
NET LOSS ATTRIBUTABLE TO ABMT
COMMON STOCKHOLDERS	(170,009)	(173,640)	(507,457)	(579,559)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	(101,620)	94,673	(35,905)	174,098

Total other comprehensive loss	(101,620)	94,673	(35,905)	174,098
COMPREHENSIVE LOSS ATTRIBUTABLE
TO ABMT COMMON STOCKHOLDERS	$(271,629)	$(78,967)	$(543,362)	$(405,461)

Net loss per share-basic and diluted
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding during the period
- basic and diluted	69,374,850	67,124,850	67,907,818	66,549,120

The accompanying notes are an integral part of these consolidated financial statements

F- 3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at
0.05 per shares	10,000,000	$100	499,900	—	—	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	—	—	52,500

Imputed interest on advances from directors	—	—	18,990	—	—	18,990

Net loss for the year	—	—	—	(724,737)	—	(724,737)

Foreign currency translation gain	—	—	—	—	252,439	252,439

Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at
0.05 per share	2,000,000	20	99,980	—	—	100,000

Stock issued for services ($0.15 per share)	250,000	3	37,497	—	—	37,500

Imputed interest on advances from directors	—	—	11,819	—	—	11,819

Net loss for the period	—	—	—	(507,457)	—	(507,457)

Foreign currency translation gain	—	—	—	—	(35,905)	(35,905)

Balance at July 31, 2017	69,374,850	$694	$2,669,816	$(7,495,155)	$68,307	$(4,756,338)

The accompanying notes are an integral part of these consolidated financial statements

F- 4

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
	Jul 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(507,457)	$(579,559)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	12,916	22,823
Stock issued for services	37,500	52,500
Imputed interest	11,819	14,621
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	—	2,704
Other receivables and prepaid expenses	1,302	(8,337)
(Decrease) increase in:
Other payables and accrued expenses	112,302	226,629
Net cash used in operating activities	(331,618)	(268,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,706)
(Increase) decrease in deposit for purchase of property and equipment	1,202	(1,265)
Net cash provided by (used in) investment activities	1,202	(2,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	71,908	74,690
Due to directors	(40,843)	(39,357)
Due to related parties	302,305	207,647
Net cash provided by financing activities	333,370	242,980

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS	116	(836)

NET DECREASE IN CASH AND CASH EQUIVALENTS	3,070	(29,446)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	6,559	38,304

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$9,629	$8,858

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2017, the consolidated results of operations for the three and nine months ended July 31, 2017 and 2016 and consolidated statements of cash flows for the nine months ended July 31, 2017 and 2016 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and nine months ended July 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2017. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2016 appearing in the Company's annual report on Form 10-K/A as filed with the Securities and Exchange Commission on February 16, 2017.

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

Masterise Holdings Limited (“Masterise”) was incorporated in the British Virgin Islands on May 31, 2007 as an investment holding company and was then owned as to 63% by the spouse of Shenzhen Changhua's 70% majority stockholder at the time and 37% by a third party corporation.

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

On March 13, 2009, the name of the Company was changed from Geostar Mineral Corporation to Advanced Biomedical Technologies, Inc.

The merger of ABMT and Masterise was treated for accounting purposes as a capital transaction and recapitalization by Masterise ("the accounting acquirer") and a re-organization by ABMT (“the accounting acquiree”). The financial statements have been prepared as if the re-organization had occurred retroactively.

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

NOTE 3 PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the financial statements of ABMT and its wholly owned subsidiaries, Masterise and its 70% owned subsidiary, Shenzhen Changhua. The non-controlling interests in periods prior to 2012 represent the non-controlling stockholders' 30% proportionate share of the results of Shenzhen Changhua.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of July 31, 2017 and October 31, 2016, the Company owed a stockholder $565,163 and $546,953 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of July 31, 2017 and October 31, 2016, the Company owed three related parties a total of $3,368,763 and $3,083,713 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2017 and 2016 were $57,788, $57,195, $169,661 and $172,404 respectively.

As of July 31, 2017 and October 31, 2016, the Company owed $324,619 and $363,765 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,799, $4,590, $11,819 and $14,621 for the three and nine months ended July 31, 2017 and 2016 respectively.

On 28 April 2017, interest payables to the Company's stockholder and two related parties as of 31 January 2017, $53,094 and $46,906 respectively, totaled $100,000, were converted into 2,000,000 shares of common stock at a conversion price of $0.05 per share and which were issued to the said stockholder.

On 28 April 2017, the Company issued a total of 250,000 shares to 2 directors as compensation for past services of the directors. The shares so issued, valued at US$37,500, have been included in the accounts for the current period as directors' emolument.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal years ending October 31,
2017	3,569
2018	14,277
2019	7,139

Total	$24,985

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

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Classification will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.

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

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $7,495,155 as of July 31, 2017 and which includes a net loss of $507,457 for the nine months ended July 31, 2017. As of July 31, 2017, the Company's total current liabilities exceeded its total current assets by $4,816,155 and the Company used cash in operations of $331,618 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company's most recent Annual Report on Form 10-K filed on February 14, 2017.

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

Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

1.	A notably reduced need for a secondary surgery to remove implant due to post-operative complications, therefore avoiding unnecessary risk and expense on all patient care;
2.	Enhancing the performance of the materials by manufacturing them to be easily fitted to each patient, forming an exact fit;
3.	Improving the biological activity of materials. Clinical trial results have shown that as PA implants degrade, they promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to 'stress shielding’;
4.	Reducing the chance of post-operative infection;
5.	Effectively controlling the degeneration speed, so that there will be no complications in treating repeat injuries;
6.	Ease of post-operative care i.e. no distortion during x-ray imaging;
7.	Simple and cost-effective to manufacture.

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

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of July 31, 2017, we have completed all additional clinical trials required by the CFDA. The company's CFDA Application is under the CFDA Review Process.

Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of current review process. The Company completed the supplementary report and submitted it to the CFDA in June 2017. The Company has not received further requests from the CFDA.

Furthermore, we anticipate that following the CFDA final approval, the company should be earning revenues in the same quarter that its application is approved. However, we are not able to anticipate the timeline of the CFDA Review Process.

Process of Human Trials

As of July 31, 2017, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. Under CFDA Regulations, a total number of 60 trial cases and 60 comparison cases must be completed before approval is considered. Currently, we have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company's PA Screws have been completed with 100 percent success rate. The Company is continuously conducting clinical trials on PA Binding Wires.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2017 and 2016, respectively.

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

China’s Marketing Analysis and Sales Strategy:

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company's CEO, has over 20 years' sales experience in medical distribution. She will be in charge of our sales programs. Professor Shangli Liu, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. The combined global market sales for orthopedic device for year 2012 and 2015 is $43.1 billion and $47.2 billion respectively, an increase of 3.1% each year. There are over 1 million bone fractures in patients in China requiring about 4 million bone bolts/screws each year. Research shows that in the next 10-15 years, China will have a booming aging population and the population in China will continue to increase. The sales of internal fixation medical devices in China reached $1.3 billion in 2013 and it is expected to increase at 18% each year. New and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate increased sales.

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

- Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials

Number of Hospitals at the end of June 2017 Statistic and Census report by the National Health and Family Planning Commission of the People's Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People's Republic of China
(June 2017)
	June 2017	June 2016	Increase / (Decrease)
Total No. of Hospitals	29,719	28,261	1,458
Public Hospital	12,566	12,958	(392)
Private Hospital	17,153	15,303	1,850
Hospital Rating
AAA	2,286	2,155	131
AA	8,118	7,700	418
A	9,461	8,966	495

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

The Company has developed five proprietary re-absorbable polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company's product range will ultimately cover the full gamut of components featuring self-reinforced, re-absorbable, biodegradable PA macromolecule polymer materials for implantation, including human orthopedic and dental applications, as well as veterinary applications. We expect research and development expenses to grow as we continue to invest in basic and advanced research, clinical trials, product development and in our intellectual property.

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

Pre-Market Research

The Company has been conducting Pre-Market Research while its PA Screw Application is under CFDA review. The research is intended to estimate the potential market success of the company's products that can be expected. The research also looks beyond the Company's initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks we have received from trade shows and industrial conferences, it is the Company's intention to apply for additional international regulatory approvals in due course.

While waiting for the CFDA approval of our PA Screws, the Company has been test-producing Class II devices. Class II devices are generally subject to a lower level of regulatory control than Class III devices such as our PA Screws. Our staff has also been under continuous training to utilize our manufacturing process so we can start production as soon as our PA Screws are approved by the CFDA.

Finance Costs

As of July 31, 2017 and October 31, 2016, a stockholder and three related parties had loaned a total of $3,933,926 and $3,630,666 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2017 and 2016 were $57,788, $57,195, $169,661 and $172,404 respectively.

As of July 31, 2017 and October 31, 2016, the Company owed $324,619 and $363,765 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,799, $4,590, $11,819 and $14,621 for the three and nine months ended July 31, 2017 and 2016 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2017 and 2016 were 170,009, 173,640, 507,457 and 579,559 respectively. We do not have any revenue from inception to July 31, 2017 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $4,816,155 and $4,435,981 as of July 31, 2017 and October 31, 2016 respectively. Our working capital deficit is due to the fact that we are in the application process for the CFDA permit to produce, market or sell in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been conducting clinical trials for PA Binding Wire.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $331,618 and $268,619 in the nine months ended July 31, 2017 and 2016 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $1,202 net cash from and $2,971 net cash used in investing activities in the nine months ended July 31, 2017 and 2016 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2017 and 2016 was $333,370 and $242,980 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at July 31, 2017, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder's loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

The reporting currency of the company's financial statements is the US dollar. The financial statements of the Company's subsidiary denominated in currencies other than the US dollar are translated into US dollars using the closing rate method. The balance sheet items are translated into US dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires a lessee to recognize a lease asset and lease liability on its balance sheet for all leases with a term greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Classification will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 will be effective for interim and annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its operating results and financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

Date: September 19, 2017	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director (Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)