Form 10-K
period 2017-10-31
Advanced Biomedical Technologies Inc.
filed 2018-02-13
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number000-53051

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There was no active public trading market as of the last business day of the Company’s year-end.

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.15 on March 23, 2017 which is the last trading day of the second quarter, was approximately $2,975,672 as of April 28, 2017 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 13, 2018, there are 69,374,850 shares of common stock outstanding.

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

We were incorporated in the State of Nevada on September 12, 2006.We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 311 S Division Street, Carson City, Nevada 89703, and our business office is located at 350 Fifth Avenue, 59th Floor, New York, NY 10118. We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

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

Our Company is constantly analyzing the market needs to develop suitable products. One of the company’s products is currently pending CFDA approval, two products are under clinical tests and one product will start clinical tests.

Overview of PA Devices and Market in the US, China and Worldwide

Fractures are among the most common orthopaedic problems. There are estimated 1.5 million fracture cases each year in the United States alone (Riggs and Melton 1995), and the average citizen in a developed country can expect to sustain two fractures over the course of their lifetime. Fractures occur at an annual rate of 2.4 per 100 population. Men are more likely to experience fractures (2.8 per 100 population) than women (2.0 per 100). In 1998, over 10.7 million fractures were seen by physicians in office-based practice (this included visits for follow-up care).Of these, approximately 8.6 million visits for fracture care (79.6%) were made to orthopaedic surgeons. When a fracture was referred to another physician, approximately 90.6% were referred to orthopaedic surgeons. (Data Source: National Ambulatory Medical Care Survey & American Academy of Orthopaedic).

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

Global market size of orthopaedic medical devices reached 43.1 billion U.S. dollars in 2012. It maintained a 3.1% annual composite growth rate during 2012 to 2015 and reached 47.2 billion U.S. dollars in 2015. China will remain the fastest growing market in the next 10-15 years due to aging population, economic development and improvement of national health services. China has already overtaken Japan as the second largest market for orthopaedic medical devices with an annual growth rate of 15%. Current largest market USA has an annual growth rate of less than 3% and it is expected that China will overtake USA as the largest market in the future.

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

Competitive Analysis

To the best of our knowledge, our Company is the only patent holder of PA technologies in China, as well as the only company carrying out Clinical Trials on PA products in China. At this time there are no similar products in this market (bio-degradable internal fixation devices that degrade without acids or other non-naturally occurring substances). Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerable longer than the 3 year regulatory advantage. This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

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

There are a number of marketers and manufacturers of PLA and PLLA—the first generation of Self-degradable, absorbable, orthopedic internal fixation devices in China. (Note: Titanium screws cost as much as $2200.)

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

Product Comparisons

Among many other advantages, a main advantage of ABMT’s proprietary PA technology is the elimination of the need for secondary surgery to remove an implantation device. Implant removal belongs to the most common elective orthopaedic procedures in industrial countries. In children, implant removal may be necessary to remove implants early to avoid disturbances to the growing skeleton, to prevent their bony immuring making later removal technically difficult or impossible, and to allow for planned reconstructive surgery after skeletal maturation (e.g., in case of hip dysplasia). In adults, pain, soft tissue irritation, the resumption of strenuous activities or contact sports after fracture healing, and the patient’s demand are typical indications for implant removal in clinical practice. However, implant removal requires a second surgical procedure in scarred tissue, and poses a risk for nerve damage and re-fractures. (cite: Hanson et al.BMC Musculoskeletal Disorders 2008)

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

Intellectual Property

The Company has been granted one patent for its material by the State Intellectual Property Office of the P.R.China (“SIPO”), patent no. ZL971190739. This patent also protects the use and manufacturing process of the material.

In January 2017, SIPO has issued the Company a new patent titled “Bone Fracture Plate Made of High Polymer Materials”, patent no. ZL 2014 1 0647464.1, which strengthens the Company’s position in manufacturing process and related controls using our unique polyamide materials.

The company is establishing broad and new intellectual property protection schemes around our unique PA product lines, not only on its combination compounds, but also to lead as an outstanding material in the future of clinical activity.

Abstract

The present invention discloses a macromolecular implant for human body and its preparation process, and relates to the products made up by using said macromolecular implant and their application. Said invented product is made up by using resin fibre through hot-pressing treatment according to the formula provided by said invention, and its strength is high, tenacity is good and its shape can be processed according to the requirement in the period of bone union after implantation, and said implant can be made into the fixation block, eurymeric block, fastening piece and suture for reduction of fracture, and can be started to be degraded from twenty-fourth week after implantation, and can be absorbed by human body after 1.5-2 years, and its cost is low.

Employees

As of October 31, 2017, we had 15 employees, with 6 employees in R&D, Clinical and Regulatory, 4 employees in Manufacturing, 4 employees in General and Administration, and 1 employee in Accounting.

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

Since 1997, China has accelerated the development of higher education and increased enrollment in regular universities and colleges. Between 2003 and 2017 the number of students completing undergraduate and graduate courses in China more than tripled, from 2.12 million to 7.95 million graduates.

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

The Company’s production facilities are fully compliant with GMP requirements. The Company’s CFDA Application for its PA Screw is at the final stage of CFDA Review Process.

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

Fiscal Quarter	High Bid	Low Bid
2017
Fourth Quarter 08-01-17 to 10-31-17	$0.21	$0.12
Third Quarter 05-01-17 to 07-31-17	$0.21	$0.10
Second Quarter 02-01-17 to 04-30-17	$0.20	$0.10
First Quarter 11-01-16 to 01-31-17	$0.20	$0.10

Fiscal Quarter	High Bid	Low Bid
2016
Fourth Quarter 08-01-16 to 10-31-16	$0.20	$0.15
Third Quarter 05-01-16 to 07-31-16	$0.23	$0.15
Second Quarter 02-01-16 to 04-30-16	$0.25	$0.21
First Quarter 11-01-15 to 01-31-16	$0.21	$0.14

Shareholders

At October 31, 2017, we had 51 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of self-reinforced, re-absorbable biodegradable internal fixation devices. We hold two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, patent no. ZL971190739, is used in producing screws, binding wires, rods and related products. These products are used in a variety of applications, which include orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. Our products are biodegradable internal fixation devices which are made of a very unique material called Polyamide (“PA”). Our PA products, such as screws, rods, and binding wires consist of enhanced fibers and high molecular polymers, which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system. Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s PA Degradable and Absorbable Screw (“PA Screw”) and Degradable and Absorbable Binding Wire (“PA Binding Wire) are currently being tested in human trials under permit from the China Food and Drug Administration (“CFDA”). As of October 31, 2017, the Company completed 83 successful PA Screw trial cases, and 57 successful PA Binding Wire. Upon the completion of these trials the Company has already exceeded China CFDA’s requirement on PA Screw trial. The Company’s CFDA Application for its PA Screw is at the final stage of the CFDA Review Process.

CFDA Application Process for PA Screws

The Company first submitted its application for PA Screws to the CFDA, formally SFDA, in 2008. The application has been withheld by the CFDA pending additional clinical trial cases. This is due to the amended CFDA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended CFDA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight. As of October 31, 2011, we have completed all additional clinical trials required by the CFDA with 100 percent success rate. As of October 31, 2017, the company’s CFDA Application is at the final stage of the CFDA Review Process.

In March 2013, The State Food and Drug Administration of the PRC (“SFDA”), China’s medical device market regulatory agency, underwent a reorganization that saw much of China’s food and drug regulatory powers consolidated into the agency, elevating it back to a ministerial-level agency directly under the State Council. The new name for the agency is China State Food and Drug Administration (“CFDA”). The name change meant the CFDA reports directly to China’s State Council and has broader authority to oversee medical device as well as food and drug sectors. This reorganization leads to a more streamlined and efficient registration process for medical devices in China. Since the reorganization, the CFDA has issued series of circulars and guidelines to help applicants. Following the CFDA guidelines, the Company has improved its GMP facilities, updated its Technical Documentation System to cover key areas such as Clinical Trial, Manufacturing Process, R&D, Monitoring and Quality Control. Due to the uniqueness of our material, there are no established CFDA Product Standards that we can follow during our application process for our PA Screws. To establish our own Product Standards, the Company has been carrying out extra tests. The Company has submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of current review process. The Company completed the supplementary report and submitted it to the CFDA in June 2017. The CFDA has not requested further information from the Company.

The Company’s production lines are fully operational. We have been producing products for further researches, testing and product quality control improvements. Following the CFDA final approval, the company will be earning revenues in the same quarter that its application is approved. The Company has been renovating its Shenzhen GMP facility to meet new China Food and Drug Administration (“CFDA”) regulations and in preparation for CFDA’s approval of the Company’s PA Screws product. The facility upgrade was expected to take three months but we estimate the completion date to be earlier.

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

The Company has decided to take a new approach to clinical trials by outsourcing its clinical trial operations starting 2018. The Company believes that employing Contract Research Organizations (“CROs”) in future product development will help reduce costs and speed the process of bringing a product to market. By outsourcing tasks such as clinical trial management; monitoring; clinical laboratory services; data management, preparation of a submission to CFDA; regulatory affairs support etc., the Company can concentrate on other core tasks such as R&D and manufacturing.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2017 and 2016.

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

Funding Needs

The Company estimates that it will need to raise minimum $900,000 over the next 12 months to bring its current products to market, and begin earning revenues. This amount may increase if we decide to start clinical trials on new products. Once we receive the CFDA permit for our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed. There is a Letter of Continuing Financial Support signed between the Company and one of its major shareholders, Titan Technology Development Ltd.

China’s Marketing Analysis and Sales Strategy

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company’s CEO, has over 25 years’ sales experience in medical distribution. She will be in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor for Greater China, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$4 billion in 2020. China has overtaken Japan as the second largest market in the world. The Chinese market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$1.88 billion in 2013 and US$2.12 billion in 2014 with a growth rate of 12.7%, it is estimated to grow to US$3.02 billion in 2017 and reach US$3.17 billion in 2018 with a growth rate of 11.6%. (Source: Shenwan Hongyuan Secutities research report).

China has gradually entered the Old Age Society. It is expected that there will be 245 million people over 60 years of age by 2020, and, according to the survey of 50 years old, the incidence of osteoporosis is as high as 60%, accompanied by osteoporosis, fracture, bone necrosis, disability and other diseases, resulting in continued high demand of orthopaedic implant medical devices. (Source: The UN; Shenwan Hongyuan Secutities research report).

Other factors such as new and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate double digits market growth rate in the near future in China.

The Company has advantages and more opportunities over others competitors due to:

- No other similar patent registrations in China.

- We are the only company qualified and permitted to perform PA clinical trials by the CFDA to the best of our knowledge.

- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the CFDA permit on clinical trials.

- Under new regulations by the CFDA, it will take at least 5-10 years for clinical trials of new materials.

- Our patented material will enables us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals at the end of October 2017 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China
(October 2017)

	October 2017	October 2016	Increase / (Decrease)
Total No. of Hospitals	29,971	28,584	1,387
Public Hospital	12,200	12,786	(586)
Private Hospital	17,771	15,798	1,973
Hospital Rating
AAA	2,305	2,194	111
AA	8,227	7,807	420
A	9,495	9,090	405

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2017 and 2016 was $48,053 and $57,300.

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

Finance Costs

As of October 31, 2017 and 2016, the Company owed $582,795 and $546,953 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2017 and 2016, the Company owed $1,710,759 and $1,578,843 to Chi Fung Yu, $1,800,541 and $1,471,898 to Tie Jun Chen, $35,782 and $32,972 to Que Feng, $220,098 and $130,914 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2017 and October 31, 2016 are $37,379 and $33,665 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2017 and October 31, 2016 are $93,951 and $96,828 for Chi Fung Yu; $97,045 and $92,369 for Tie Jun Chen; $2,059 and $2,133 for Que Feng; $11,710 and $5,289 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2017 and October 31, 2016, the Company owed the following amounts respectively to two directors for advances made - $298,818 and $341,626 to Wang Hui, $22,602 and $22,139 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2017 and 2016 respectively is $15,623 and $18,990 for Wang Hui; $0 and $0 for Chi Ming Yu.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2017 and 2016. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,915,159 and $1,771,223 as of October 31, 2017 and 2016 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2017 and 2016 was $478,790 and $442,806 respectively. The net change in the valuation allowance for 2017 was an increase of $35,984.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $7,679,298 at October 31, 2017 that includes a net loss of $691,600 for the year ended October 31, 2017. We are in Clinical Trial phase and do not have a CFDA permit to produce, market or sell in China.

We therefore do not have any revenue from inception to October 31, 2017 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $5,055,542 at October 31, 2017 compared to a working capital deficit of $4,435,981 as of October 31, 2016. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $557,712 in the year ended October 31, 2017. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $760 net cash used in investing activities in the year ended October 31, 2017. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2017 was $557,751, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2017, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

Debt Conversion

On April 28, 2017, the Company entered into a debt conversion agreement with Titan Technology Development Ltd., pursuant to which the Company and Titan agreed to convert $100,000 of the accrued interest of the outstanding debt owed by the Company to Titan into shares of the Company’s Common Stock at a conversion price of $0.05 per share. Pursuant to the terms of the Debt Conversion Agreement, on April 28, 2017, $100,000 of the accrued interest of TTD’s outstanding loan was converted into 2,000,000 shares of Company Common Stock.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,679,298 as of October 31, 2017 that includes a net loss of $691,600 for the year ended October 31, 2017. The Company’s total current liabilities exceed its total current assets by $5,055,542 and the Company used cash in operations of $557,712.

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

As of October 31, 2017, loans from the Company’s stockholder, two directors, three related parties and a non-related third party totaling $4,671,395 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2017 and 2016, the company has not recognized any impairment charges.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-1 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4 “Topic 350: Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The amendments in this update are effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company does not expect the adoption of ASU 2017-4 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March, April and May 2016, the FASB issued three additional updates regarding identifying performance obligations and licensing, certain principal versus agent considerations and various narrow scope improvements based on practical questions raised by users. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance is effective for the fiscal periods beginning on January 1, 2018.

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
AS OF OCTOBER 31, 2017

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

To: the Board of Directors and Shareholders of

   Advanced Biomedical Technologies, Inc. and subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (“the Company”) as of October 31, 2017 and 2016 the related statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended October 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Centurion ZD CPA Limtited
Certified Public Accountants (Practising)

Hong Kong

Dated: February 13, 2018

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	October 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,463	$6,559
Other receivables and prepaid expenses	17,469	20,465

Total Current Assets	24,932	27,024

Property and equipment, cost	483,482	473,240
Less: Accumulated depreciation	(422,967)	(400,772)
PROPERTY AND EQUIPMENT, NET	60,515	72,468

DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	-	1,218
TOTAL ASSETS	$85,447	$100,710

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$409,079	$337,660
Due to directors	321,420	363,765
Due to a stockholder	582,795	546,953
Due to related parties	3,767,180	3,214,627

Total Current Liabilities	5,080,474	4,463,005

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,374,850 and 67,124,850 issued and outstanding as of October 31, 2017 and October 31, 2016 respectively	694	671
Additional paid-in capital	2,673,620	2,520,520
Accumulated deficit	(7,679,298)	(6,987,698)
Accumulated other comprehensive income/(loss)	9,957	104,212

Total Deficit	(4,995,027)	(4,362,295)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$85,447	$100,710

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	October 31, 2017	October 31, 2016
OPERATING EXPENSES
General and administrative expenses	$341,956	$374,441
Depreciation	13,604	29,588
Research and development	48,053	57,300
Total Operating Expenses	403,613	461,329

LOSS FROM OPERATIONS	(403,613)	(461,329)

OTHER (EXPENSES) INCOME
Interest income	36	59
Interest paid to a stockholder and related parties	(242,144)	(230,284)
Imputed interest	(15,623)	(18,990)
Other, net	(30,256)	(14,193)
Total Other (Expenses) Income, net	(287,987)	(263,408)

LOSS BEFORE TAXES	(691,600)	(724,737)
Income tax expense	-	-
NET LOSS	(691,600)	(724,737)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(691,600)	(724,737)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	(94,255)	252,439

Total other comprehensive loss	(94,255)	252,439
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(785,855)	$(472,298)

Net loss per share-basic and diluted
- basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	68,277,590	66,693,839

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common stock		Additional		Accumulated other
	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive loss	Total
Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	$100	499,900	-	-	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	-	-	52,500

Imputed interest on advances from directors	-	-	18,990	-	-	18,990

Net loss for the year	-	-	-	(724,737)	-	(724,737)

Foreign currency translation gain	-	-	-	-	252,439	252,439

Balance at Oct 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at
0.05 per share	2,000,000	20	99,980	-	-	100,000

Stock issued for services ($0.15 per share)	250,000	3	37,497	-	-	37,500

Imputed interest on advances from directors	-	-	15,623	-	-	15,623

Net loss for the year	-	-	-	(691,600)	-	(691,600)

Foreign currency translation gain	-	-	-	-	(94,255)	(94,255)

Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(691,600)	$(724,737)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,604	29,588
Stock issued for services	37,500	52,500
Imputed interest	15,623	18,990
Changes in operating assets and liabilities
Decrease (increase) in:
Inventories	-	2,687
Other receivables and prepaid expenses	3,291	(3,526)
(Decrease) increase in:
Other payables and accrued expenses	63,870	252,845
Net cash used in operating activities	(557,712)	(371,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(453)	(1,699)
(Increase) decrease in deposit for purchase of property and equipment	1,213	(1,257)
Net cash used in investing activities	760	(2,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	89,444	91,317
Due to directors	(48,351)	(49,538)
Due from related parties	-	-
Due to related parties	516,658	302,047
Net cash provided by financing activities	557,751	343,826

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	105	(962)

NET DECREASE IN CASH AND CASH EQUIVALENTS	904	(31,745)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	6,559	38,304

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$7,463	$6,559

Supplemental of cash flow information
Interest income	$36	$59
Income tax	$-	$-

Other non cash items
Interest expenses	$242,144	$230,284

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2017 and 2016, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2017 and 2016, the Company has not recognized any allowances for impairment.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2017 and 2016 were $48,053 and $57,300 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2017	October 31, 2016
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.8015=RMB6.6328	US$1=HK$7.7549=RMB6.7735

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7842=RMB6.8013	US$1=HK$7.7609=RMB6.5630

The translation loss and gain recorded for the years ended October 31, 2017 and 2016 were $94,255 and $252,439 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive loss and gain for the years ended October 31, 2017 and 2016 were $94,255 and $252,439 respectively.

(L)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There are no potentially dilutive securities as at October 31, 2017 and October 31, 2016.

(M)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(N)	Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-1 “Topic 805, Business Combinations: Clarifying the Definition of a Business”. The amendments in this update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business. Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-1 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-4 “Topic 350: Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment.” The amendments in this update eliminate step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. The amendments in this update are effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company does not expect the adoption of ASU 2017-4 to have a material impact on its consolidated financial statements.

In May 2017, the FASB issued guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. The Company does not anticipate that adoption of this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. Under the new standard, a good or service is transferred to the customer when (or as) the customer obtains control of the good or service, which differs from the risk and rewards approach under current guidance. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In March, April and May 2016, the FASB issued three additional updates regarding identifying performance obligations and licensing, certain principal versus agent considerations and various narrow scope improvements based on practical questions raised by users. In September 2017, the FASB issued additional amendments providing clarification and implementation guidance. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance is effective for the fiscal periods beginning on January 1, 2018.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations.

(O)	Reclassifications

Certain classifications have been made to the prior year financial statements to conform to the current year presentation. The reclassification had no impact on previously reported net loss or accumulated deficit.

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2017 and 2016:

	October 31,
	2017	2016

Plant and machinery	$280,871	$274,582
Motor vehicles	41,566	40,703
Office equipment	34,902	34,328
Computer software	5,017	5,017
Office improvements	121,126	118,610

	483,482	473,240
Less: accumulated depreciation	422,967	400,772

Property and equipment, net	$60,515	$72,468

Depreciation expense for the year ended October 31, 2017 and 2016 was $13,604 and $29,588 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2017 and 2016 consisted of the followings:

	October 31,
	2017	2016

Other payables	$223,437	$221,560
Accrued expenses	185,642	116,100
	$409,079	$337,660

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2017 and 2016, the Company owed $582,795 and $546,953 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2017 and 2016, advances from related parties were as follows:

	October 31,
	2017	2016

Yu Chi Fung	$1,710,759	$1,578,843
Que Feng	35,782	32,972
Chen Tie Jun	1,800,541	1,471,898
Shenzhen Hygeian Medical Device Co., Ltd.	220,098	130,914
Amount due to related parties	$3,767,180	$3,214,627

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2017 and 2016 were as follows:

	October 31,
	2017	2016

Titan Technology Development Limited, a stockholder	$37,379	$33,665
Related parties:
Que Feng	2,059	2,133
Yu Chi Fang	93,951	96,828
Chen Tie Jun	97,045	92,369
Shenzhen Hygeian Medical Device Co., Ltd.	11,710	5,289
Interest expenses to a stockholder and related parties	$242,144	$230,284

As of October 31, 2017 and 2016, advances from directors were as follows:

	October 31,
	2017	2016

Hui Wang	$298,818	$341,626
Chi Ming Yu	22,602	22,139
Amount due to directors	$321,420	$363,765

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Hui Wang, a director, were $15,623 and $18,990 for the years ended October 31, 2017, and 2016 respectively.

5.	STOCKHOLDERS’ DEFICIENCY

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

On 28 April 2017, the Company issued 100,000 and 150,000 shares of restricted common stock as directors’ compensation for past services to Mr. Chi Ming Yu and Mr. Kai Gui, directors of the Company respectively. The shares were valued at the closing price of $0.15 per share on the date of grant, yielding an aggregate fair value of $37,500.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $37,440 and $30,771 for the years ended October 31, 2017 and 2016 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

As of October 31, 2017, the Company had outstanding commitments with respect to operating leases, which are due as follows:

2018	$14,473
2019	7,237
Total	$21,710

The Company leased from a third party office space at monthly rent prevailing at October 31, 2017 of $1,963 (2016: $1,922). This operating lease expired on July 20, 2015. The Company continues to lease this premises at same monthly rent pending a formal renewal of the lease.

(C)	Capital commitments

The Company has no outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries as of October 31, 2017 (2016: $1,218).

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2017 and 2016. ABMT has net operating loss carry forwards for income taxes amounting to approximately $1,915,159 and $1,771,223 as of October 31, 2017 and 2016 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2017 and 2016 was $478,790 and $442,806 respectively. The net change in the valuation allowance for 2017 was an increase of $35,984.

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

As at October 31, 2017, 94% and 6% of the Company’s assets were located in the P.R.C. and the United States respectively.

As at October 31, 2016, 95% and 5% of the Company’s assets were located in the P.R.C. and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $7,679,298 as of October 31, 2017 that includes a net loss of $691,600 for the year ended October 31, 2017. The Company’s total current liabilities exceed its total current assets by $5,055,542 and the Company used cash in operations of $557,712. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2017. The Company’s internal control over financial reporting as of October 31, 2017 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2017, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	44	President, Director
Hui Wang	48	Chief Executive Officer, Director
Kai Gui	48	Director, Secretary, Chief Financial Officer, Chief Operating Officer

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

Kai Gui, Director, Secretary and Chief Financial Officer, worked as an Analyst Programmer in the British media industry, and as IT Manager, Circulation Manager, and Foreign Publishing Director at S.J.P. Ltd in London from 1994 to 2008. Beginning in 2000 Mr. Gui participated in several business projects involving Chinese publicly listed companies. He was the Director of China Feed Industry Association Information Centre’s European Office. He is Vice President of Titan Technology Development Ltd. After graduating from the University of Westminster in London, Mr. Gui took a Post-graduate course in Financial Management at Middlesex University in London. The Board concluded that Kai Gui should serve as a Director due to his business experience and financial management skills.

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

22

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2017.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	$35,481	0	0	0	0	0	$35,481
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2017.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	0	0	0	0	0	0	0
Chi Ming Yu	0	15,000	0	0	0	0	15,000
Kai Gui	0	22,500	0	0	0	0	22,500

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	31,933%
Common Stock	Chi Ming Yu, President & Director	350,000	0.505%
Common Stock	Kai Gui, Secretary & Director	600,000	0.865%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	26,133,499	37.67%
All Officers & Directors		23,103,540	33.303%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Kai Gui, officer and director of Registrant owns five percent (5%) of the outstanding capital stock of Titan Technology Development, LTD., and Chi Fung Yu, brother of Registrant’s president Chi Ming Yu, owns seventy percent (70%) of the outstanding capital stock of Titan Technology Development, LTD.

As of October 31, 2017 and 2016, the Company owed $582,795 and $546,953 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2017 and 2016, the Company owed $1,710,759 and $1,578,843 to Chi Fung Yu, $1,800,541 and $1,471,898 to Tie Jun Chen, $35,782 and $32,972 to Que Feng, $220,098 and $130,914 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2017 and October 31, 2016 are $37,379 and $33,665 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2017 and October 31, 2016 are $93,951 and $96,828 for Chi Fung Yu; $97,045 and $92,369 for Tie Jun Chen; $2,059 and $2,133 for Que Feng; $11,710 and $5,289 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2017 and October 31, 2016, the Company owed the following amounts respectively to two directors for advances made - $298,818 and $341,626 to Wang Hui, $22,602 and $22,139 to Chi Ming Yu. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors for the year ended October 31, 2017 and 2016 respectively is $15,623 and $18,990 for Wang Hui; $0 and $0 for Chi Ming Yu.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2017	$37,000	Centurion ZD CPA Limited
2016	$20,000	Centurion ZD CPA Limited
2016	$8,000	DCAW (CPA) Limited
2016	$4,095	AWC (CPA) Limited

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/Chi Ming Yu	President and Director	February 13, 2018
Chi Ming Yu	(Principal Executive Officer)

/s/Kai Gui	Director, Secretary and Chief Financial Officer	February 13, 2018
Kai Gui	(Principal Financial Officer)

/s/Hui Wang	Director and Chief Executive Officer	February 13, 2018
Hui Wang	(Controller)

