Form 10-Q
period 2018-04-30
Advanced Biomedical Technologies Inc.
filed 2018-06-19
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2018

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

As of June 19, 2018, there are 69,374,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2018.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2018

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2018 (unaudited) and October 31, 2017	F - 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the six months ended April 30, 2018 and 2017 (unaudited)	F - 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2017 through April 30, 2018 (unaudited)	F - 4

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2018 and 2017 (unaudited)	F - 5

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 6 – F - 9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Apr 30, 2018	October 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,485	$7,463
Other receivables and prepaid expenses	20,329	17,469
Total Current Assets	33,814	24,932

Property and equipment, cost	511,158	483,482
Less: Accumulated depreciation	(447,036)	(422,967)
PROPERTY AND EQUIPMENT, NET	64,122	60,515
LONG-TERM PREPAID EXPENSES, NET	31,488	-
TOTAL ASSETS	$129,424	$85,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$439,424	$409,079
Due to directors	322,514	321,420
Due to a stockholders	669,571	582,795
Due to related parties	4,333,783	3,767,180
Total Current Liabilities	5,765,292	5,080,474

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,374,850 issued and outstanding as of April 30, 2018 and October 31, 2017	694	694
Additional paid-in capital	2,681,261	2,673,620
Accumulated deficit	(8,110,660)	(7,679,298)
Accumulated other comprehensive (loss)/income	(207,163)	9,957
Total Deficit	(5,635,868)	(4,995,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,424	$85,447

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended		Six months ended
	April 30, 2018	April 30, 2017	Apr 30, 2018	Apr 30, 2017
OPERATING EXPENSES
General and administrative expenses	$118,298	$100,238	$239,970	$169,861
Depreciation	2,338	3,619	4,517	8,285
Research and development	7,956	12,977	23,726	27,276
Total Operating Expenses	128,592	116,834	268,213	205,422

LOSS FROM OPERATIONS	(128,592)	(116,834)	(268,213)	(205,422)

OTHER (EXPENSES) INCOME
Interest income	14	6	21	16
Interest paid to a stockholder and related parties	(72,293)	(56,317)	(139,839)	(111,873)
Interest paid to a third party	-	(2,574)	-	(4,735)
Imputed interest	(3,797)	(3,927)	(7,641)	(8,020)
Other, net	(4,151)	(3,689)	(15,690)	(7,414)
Total Other Expenses, net	(80,227)	(66,501)	(163,149)	(132,026)

LOSS BEFORE TAXES	(208,819)	(183,335)	(431,362)	(337,448)
Income tax expense	-	-	-	-
NET LOSS	(208,819)	(183,335)	(431,362)	(337,448)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(208,819)	(183,335)	(431,362)	(337,448)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	38,298	7,485	(217,120)	65,715
Total other comprehensive loss	38,298	7,485	(217,120)	65,715
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(170,521)	$(175,850)	$(648,482)	$(271,733)

Net loss per share-basic and diluted
- basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	69,374,850	67,200,693	69,374,850	67,162,142

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at 0.05 per share	2,000,000	20	99,980	-	-	100,000

Stock issued for services ($0.15 per share)	250,000	3	37,497	-	-	37,500

Imputed interest on advances from directors	-	-	15,623	-	-	15,623

Net loss for the year	-	-	-	(691,600)	-	(691,600)

Foreign currency translation loss	-	-	-	-	(94,255)	(94,255)

Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

Imputed interest on advances from directors	-	-	7,641	-	-	7,641

Net loss for the period	-	-	-	(431,362)	-	(431,362)

Foreign currency translation loss	-	-	-	-	(217,120)	(217,120)

Balance at April 30, 2018	69,374,850	$694	$2,681,261	$(8,110,660)	$(207,163)	$(5,635,868)

The accompanying notes are an integral part of these condensed consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
	Apr 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(431,362)	$(337,448)
Adjustments to reconcile net loss to cash used in
Depreciation	4,517	8,285
Amortisation of long-term prepaid expenses	1,825	-
Stock issued for services	-	37,500
Imputed interest	7,641	8,020
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	(2,219)	(1,352)
(Decrease) increase in:
Other payables and accrued expenses	13,114	94,322
Net cash used in operating activities	(406,484)	(190,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,256)	-
Renovation of factory premises	(32,854)	-
Decrease in deposit for purchase of property and equipment	-	1,198
Net cash used in investing activities	(38,110)	1,198

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	87,308	58,495
Due to directors	(12,925)	(26,437)
Due to related parties	376,056	186,810
Net cash provided by financing activities	450,439	218,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	177	(80)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,022	29,313

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	7,463	6,559

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$13,485	$35,872

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2018, the consolidated results of operations for the three and six months ended April 30, 2018 and 2017 and consolidated statements of cash flows for the six months ended April 30, 2018 and 2017 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2017 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2018.

The reporting currency of the Company is US dollar.

NOTE 2 ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedical Engineering Company Limited (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua is a developer and manufacturer of polymer orthopaedic internal fixation devices. The Company is currently conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company’s Polymer Internal Fixation Screws has been approved by the China Food and Drug Administration (“CFDA”, fka “SFDA”) of the PRC in April 2018. The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprise”), is considered a Development Stage Company.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of April 30, 2018 and October 31, 2017, the Company owed a stockholder $669,571 and $582,795 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2018 and October 31, 2017, the Company owed three related parties a total of $4,333,783 and $3,767,180 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2018 and 2017 were $72,293, $56,317, $139,839 and $111,873 respectively.

As of April 30, 2018 and October 31, 2017, the Company owed $322,514 and $321,420 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,797, $3,927, $7,641 and $8,020 for the three and six months ended April 30, 2018 and 2017 respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal year ending October 31, 2018	7,580
Fiscal year ending October 31, 2019	7,580

Total	$15,160

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

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS

Business Combination: Clarifying the Definition of a Business

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

Simplifying the Test for Goodwill Impairment

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

Share-based Compensation

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

Revenue Recognition

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company will adopt ASU 2016-02 in its first quarter of the year ending October 31 2020. The Company expects its leases designated as operating leases in Note 6, “Commitments and Contingencies,” will be reported on the consolidated balance sheets upon adoption. However, the ultimate impact of adopting ASU 2016-02 will depend on the lease terms as of the adoption date.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations.

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $8,110,660 as of April 30, 2018 and which includes a net loss of $431,362 for the six months ended April 30, 2018. As of April 30, 2018, the Company’s total current liabilities exceeded its total current assets by $5,731,478 and the Company used cash in operations of $406,484 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and the planned future marketing of biomaterial internal fixation devices. We hold one medical device permit from the China Food and Drug Administration (“CFDA”) for our product - polymer orthopaedic internal fixation screws and two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, their uses and manufacturing processes are protected by Patent No. ZL971190739. A new patent, No. ZL201410647464.1 titled “Bone Fracture Plate Made of High Polymer Materials” was granted to us in January 2018. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder and market permit holder of PA technologies in China, as well as the only company currently engaged in clinical trials, manufacturing and marketing for PA orthopaedic internal fixation devices in the PRC. Our products are made of a very unique material called PA6-P(MMA-CO-NVP)-HA (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

Our products offer a number of significant advantages over existing metal implants and the first generation of degradable implants (i.e. PLLA) for patients, surgeons and other customers including:

1.	A notably reduced need for a secondary surgery to remove implant due to post-operative complications, therefore avoiding unnecessary risk and expense on all patient care;
2.	Enhancing the performance of the materials by manufacturing them to be easily fitted to each patient, forming an exact fit;
3.	Improving the biological activity of materials. Clinical trial results have shown that PA implants promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to ‘stress shielding’;
4.	Reducing the chance of post-operative infection;
5.	Stimulate bone tissues to facilitate effective biological integration, benefitting the regeneration of bone;
6.	Ease of post-operative care i.e. no distortion during x-ray imaging;
7.	Simple and cost-effective to manufacture.

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s polymer orthopaedic internal fixation screws received approval from the China Food and Drug Administration (“CFDA”) in April 2018.

CFDA Application Process and Approval for PA Screws

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

Due to the uniqueness of our material, there were no established CFDA Product Standards that we could follow during our application process for our PA Screws. To establish our own Product Standards, the Company had been carrying out extra tests. The Company submitted its Product Standards and supplementary reports to the CFDA in 2014. In December 2016, the Company received a notice from the CFDA requesting supplementary report as part of the review process. The Company completed the supplementary report and submitted it to the CFDA in June 2017.

In April 2018, the Company’s application for its PA Screws was approved by the CFDA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of April 30, 2018, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained CFDA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2018 and 2017.

Revenues

The Company is in its development stage and does not have any revenue. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing preparation.

Our facility is located in Shenzhen China, which is built to meet the GMP standards. Our facility covers about 865 square meters, which includes the combined facilities of offices, laboratories, and workshops. There is one production line for the PA Screw and another production line for the PA Binding Wire. The annual production capabilities of each production line are 100,000 pieces for PA Screw, and 240,000 packs for the PA Binding Wires. Both production lines, at their maximum production capacity, are capable of generating approximately $32,000,000 in annual revenue.

Estimate current production lines in full capacity
	Output Quantity (Max.)		Price at ex-factory ($)		Total Turnover ($)
PA Screw	100,000	(piece)	200		20,000,000
PA Binding Wire	240,000	(pack)	50		12,000,000
				Total:	32,000,000

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$4 billion in 2020. China has overtaken Japan as the second largest market in the world. The Chinese market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$1.88 billion in 2013 and US$2.12 billion in 2014 with a growth rate of 12.7%, it is estimated to grow to US$3.02 billion in 2017 and reach US$3.17 billion in 2018 with a growth rate of 11.6%9. (Source: Shenwan Hongyuan Securities research report).

The Company has advantages and more opportunities over other competitors due to:

-	We are the only company received approval for our unique PA biomaterial by CFDA in China.
-	No other similar patent registrations in China.
-	We are the only company qualified and permitted to perform PA clinical trials by CFDA to the best of our knowledge.
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the CFDA permit on clinical trials.
-	Under existing regulations by CFDA, it will take at least 3-5 years for clinical trials of new materials.

Number of Hospitals at the end of March 2018 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s

Republic of China

(March 2018)

	March 2018	March 2017	Increase / (Decrease)
Total No. of Hospitals	30,294	28,751	1,543
Public Hospital	12,235	12,608	(373)
Private Hospital	19,139	16,807	2,332
Hospital Rating
AAA	2,418	2,260	158
AA	8,504	8,059	445
A	10,133	9,416	717

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

The Company has developed five proprietary polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation polymer fixation devices. The Company’s product range will ultimately cover the full gamut of components featuring PA macromolecule polymer materials for implantation, including human orthopaedic and dental applications, as well as veterinary applications. We expect research and development expenses to grow as we continue to invest in basic and advanced research, clinical trials, product development and in our intellectual property.

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

Pre-Market Research

The Company has been conducting Pre-Market Research before its PA Screws application was approved by the CFDA in April 2018. The research is intended to estimate the potential market success of the company’s products that can be expected. The research also looks beyond the Company’s initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks we have received from trade shows and industrial conferences, it is the Company’s intention to apply for additional international regulatory approvals in due course.

Finance Costs

As of April 30, 2018 and October 31, 2017, a stockholder and four related parties had loaned a total of $5,003,354 and $4,349,975 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2018 and 2017 were $72,293, $56,317, $139,839 and $111,873 respectively.

As of April 30, 2018 and October 31, 2017, the Company owed $322,514 and $321,420 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,797, $3,927, $7,641 and $8,020 for the three and six months ended April 30, 2018 and 2017 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2018 and 2017 were $208,819, $183,335, $431,362 and $337,448 respectively. We do not have any revenue from inception to April 30, 2018 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $5,731,478 and $5,055,542 as of April 30, 2018 and October 31, 2017 respectively. Our working capital deficit is due to the fact that we received the CFDA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been upgrading our facilities and continuing R&D works.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $406,484 and $190,673 in the six months ended April 30, 2018 and 2017 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, stock issued for services, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $38,110 net cash used and $1,198 net cash from in investing activities in the six months ended April 30, 2018 and 2017 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2018 and 2017 was $450,439 and $218,868 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at April 30, 2018, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $600,000. This amount may increase if we decide to start clinical trials on new products. Once we start production and marketing of our PA Screws, our revenue will cover our basic expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Business Combination: Clarifying the Definition of a Business

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

Simplifying the Test for Goodwill Impairment

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

Share-based Compensation

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

Revenue Recognition

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company will adopt ASU 2016-02 in its first quarter of the year ending October 31 2020. The Company expects its leases designated as operating leases in Note 6, “Commitments and Contingencies,” will be reported on the consolidated balance sheets upon adoption. However, the ultimate impact of adopting ASU 2016-02 will depend on the lease terms as of the adoption date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.

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

Date: June 19, 2018	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/Chi Ming Yu
Chi Ming Yu, President and Director (Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer (Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

