Form 10-Q
period 2018-07-31
Advanced Biomedical Technologies Inc.
filed 2018-09-19
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2018

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

As of September 19, 2018, there are 69,374,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2017 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2018. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2018 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2018.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2018

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2018 (unaudited) and October 31, 2017	F-2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the nine months ended July 31, 2018 and 2017 (unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2017 through July 31, 2018 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2018 and 2017 (unaudited)	F-5

Notes to Condensed Consolidated Financial Statements (unaudited)	F-6 – F-10

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2018	October 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,955	$7,463
Other receivables and prepaid expenses	18,893	17,469
Total Current Assets	34,848	24,932

Property and equipment, cost	488,475	483,482
Less: Accumulated depreciation	(419,070)	(422,967)
PROPERTY AND EQUIPMENT, NET	69,405	60,515
LONG-TERM PREPAID EXPENSES, NET	26,721	-
TOTAL ASSETS	$130,974	$85,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$422,812	$409,079
Due to directors	301,656	321,420
Due to a stockholder	684,365	582,795
Due to related parties	4,212,511	3,767,180
Total Current Liabilities	5,621,344	5,080,474

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,374,850 issued and outstanding as of July 31, 2018 and October 31, 2017	694	694
Additional paid-in capital	2,684,923	2,673,620
Accumulated deficit	(8,326,498)	(7,679,298)
Accumulated other comprehensive income/(loss)	150,511	9,957
Total Deficit	(5,490,370)	(4,995,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,974	$85,447

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended		Nine months ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
OPERATING EXPENSES
General and administrative expenses	$120,799	$74,308	$360,769	$244,169
Depreciation	2,254	4,631	6,771	12,916
Research and development	13,166	7,839	36,892	35,115
Total Operating Expenses	136,219	86,778	404,432	292,200

LOSS FROM OPERATIONS	(136,219)	(86,778)	(404,432)	(292,200)

OTHER (EXPENSES) INCOME
Interest income	6	15	27	31
Interest paid to a stockholder and related parties	(73,063)	(57,788)	(212,902)	(169,661)
Interest paid to a third party	-	(3,441)	-	(8,176)
Imputed interest	(3,662)	(3,799)	(11,303)	(11,819)
Other, net	(2,900)	(18,218)	(18,590)	(25,632)
Total Other (Expenses) Income, net	(79,619)	(83,231)	(242,768)	(215,257)

LOSS BEFORE TAXES	(215,838)	(170,009)	(647,200)	(507,457)
Income tax expense	-	-	-	-
NET LOSS	(215,838)	(170,009)	(647,200)	(507,457)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(215,838)	(170,009)	(647,200)	(507,457)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	357,674	(101,620)	140,554	(35,905)
Total other comprehensive gain/(loss)	357,674	(101,620)	140,554	(35,905)
COMPREHENSIVE GAIN/(LOSS) ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$141,836	$(271,629)	$(506,646)	$(543,362)

Net loss per share-basic and diluted
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	69,374,850	69,374,850	69,374,850	67,907,818

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

	Common stock		Additional		Accumulated other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at 0.05 per share	2,000,000	20	99,980	-	-	100,000

Stock issued for services ($0.15 per share)	250,000	3	37,497	-	-	37,500

Imputed interest on advances from directors	-	-	15,623	-	-	15,623

Net loss for the year	-	-	-	(691,600)	-	(691,600)

Foreign currency translation loss	-	-	-	-	(94,255)	(94,255)

Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

Imputed interest on advances from directors	-	-	11,303	-	-	11,303

Net loss for the period	-	-	-	(647,200)	-	(647,200)

Foreign currency translation loss	-	-	-	-	140,554	140,554

Balance at July 31, 2018	69,374,850	$694	$2,684,923	$(8,326,498)	$150,511	$(5,490,370)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(647,200)	$(507,457)
Adjustments to reconcile net loss to cash used in
Depreciation	6,771	12,916
Amortisation of long-term prepaid expenses	4,542	-
Stock issued for services	-	37,500
Imputed interest	11,303	11,819
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	(1,682)	1,302
Increase in:
Other payables and accrued expenses	24,588	112,302
Net cash used in operating activities	(601,678)	(331,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,686)	-
Renovation of factory premises	(32,700)	-
(Increase) decrease in deposit for purchase of property and equipment	-	1,202
Net cash used in investing activities	(50,386)	1,202

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	102,106	71,908
Due to directors	(12,823)	(40,843)
Due to related parties	571,636	302,305
Net cash provided by financing activities	660,919	333,370

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(363)	116

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,492	3,070

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	7,463	6,559

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$15,955	$9,629

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2018, the consolidated results of operations for the three and nine months ended July 31, 2018 and 2017 and consolidated statements of cash flows for the nine months ended July 31, 2018 and 2017 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and nine months ended July 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2018. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2017 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2018.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of July 31, 2018 and October 31, 2017, the Company owed a stockholder $684,365 and $582,795 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of July 31, 2018 and October 31, 2017, the Company owed four related parties a total of $4,212,511 and $3,767,180 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2018 and 2017 were $73,063, $57,788, $212,902, and $169,661 respectively.

As of July 31, 2018 and October 31, 2017, the Company owed $301,656 and $321,420 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,662, $3,799, $11,303 and $11,819 for the three and nine months ended July 31, 2018 and 2017 respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal year ending October 31,
2018	3,527
2019	7,055

Total	$10,582

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

In June 2018, the scope of Topic 718 has been expanded to include sharebased payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018 and after December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The Company does not anticipate that adoption of these guidances will have a material impact on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard, as amended by ASU 2018-01 and ASU 2018-11, is effective for annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company will adopt ASU 2016-02 in its first quarter of the year ending October 31 2020. The Company expects its leases designated as operating leases in Note 6, “Commitments and Contingencies,” will be reported on the consolidated balance sheets upon adoption. However, the ultimate impact of adopting ASU 2016-02 will depend on the lease terms as of the adoption date.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations.

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $8,326,498 as of July 31, 2018 and which includes a net loss of $647,200 for the nine months ended July 31, 2018. As of July 31, 2018, the Company’s total current liabilities exceeded its total current assets by $5,586,496 and the Company used cash in operations of $601,678 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and marketing of biomaterial internal fixation devices. We hold one medical device permit from the China Food and Drug Administration (“CFDA”) for our product - polymer orthopaedic internal fixation screws and two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, their uses and manufacturing processes are protected by Patent No. ZL971190739. A new patent, No. ZL201410647464.1 titled “Bone Fracture Plate Made of High Polymer Materials” was granted to us in January 2018. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder and market permit holder of PA technologies in China, as well as the only company currently engaged in clinical trials, manufacturing and marketing for PA orthopaedic internal fixation devices in the PRC. Our products are made of a very unique material called PA6-P(MMA-CO-NVP)-HA (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

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

In April 2018, the Company’s application for its PA Screws was approved by the CFDA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of July 31, 2018, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained CFDA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the nine and three months ended July 31, 2018 and 2017:

Nine Months Ended July 31, 2018 and 2017

Revenue

The Company did not have revenue for both of nine months ended July 31, 2018 and 2017.

Cost of Goods Sold

The Company did not have cost of goods sold for both of nine months ended July 31, 2018 and 2017.

Operating Expenses

The operating expenses for the nine months ended July 31, 2018 and 2017 was $404,432 and $292,200. Compare to 2017, 2018 was increased by $112,232 or 38.41%. This increment was a result of $116,600 increase in general and administrative expenses. The depreciation and research and development expenses did not have significant changes.

Income (Loss) from Operations

Since the Company did not have revenue or cost of goods sold, the operating expenses were equal to the net loss from operations. Details of changes were same as operating expenses.

Other Income (expenses)

Other expenses for the nine months ended July 31, 2018 and 2017 was $242,768 and $215,257. Compare to 2017, 2018 was increased by $27,511 or 12.78%.The major changes were the increase of $43,241 in interest paid to stockholder and related parties and offset with reduction of $8,176 in interest paid to third party and $7,042 in other expenses. Other items had no significant changes.

Net Income (Loss)

Net loss for the nine months ended July 31, 2018 and 2017 was $647,200 and $507,457. Compare to 2017, 2018 was increased by $139,743 or 27.54%.The major changes were the increase of $112,232 in operating expenses and the increase of $27,511 in other expenses. Since the Company did not have revenue or cost of goods sold, the net loss changes were reflected by the changes in operating expenses and other expenses.

Three Months Ended July 31, 2018 and 2017

Revenue

The Company did not have revenue for both of three months ended July 31, 2018 and 2017.

Cost of Goods Sold

The Company did not have cost of goods sold for both of three months ended July 31, 2018 and 2017.

Operating Expenses

The operating expenses for the three months ended July 31, 2018 and 2017 was $136,219 and $86,778. Compare to 2017, 2018 was increased by $49,441 or 56.97%. This increment was a result of $46,491 increase in general and administrative expenses. The depreciation and research and development expenses did not have significant changes.

Income (Loss) from Operations

Since the Company did not have revenue or cost of goods sold, the operating expenses were equal to the net loss from operations. Details of changes were same as operating expenses.

Other Income (expenses)

Other expenses for the three months ended July 31, 2018 and 2017 was $79,619 and $83,231. Compare to 2017, 2018 was decreased by $3,612 or 4.34%.The major changes were the increase of $15,257 in interest paid to stockholder and related parties and offset with reduction of $3,441 in interest paid to third party and $15,318 in other expenses. Other items had no significant changes.

Net Income (Loss)

Net loss for the three months ended July 31, 2018 and 2017 was $215,838 and $170,009. Compare to 2017, 2018 was increased by $45,829 or 26.95%.The major changes were the increase of $49,441 in operating expenses and offset by the reduction of $3,612 in other expenses. Since the Company did not have revenue or cost of goods sold, the net loss changes were reflected by the changes in operating expenses and other expenses.

The information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2018 and 2017 are discussed in details as following:

Revenues

The Company received market permit for one of its product in China in April 2018 and is in its early marketing stage. The Company does not have any revenue and is expecting its first revenue from sales of its product in Q4 2018. The management team is continuously looking for fundraising possibilities for product improvement, machinery upgrades, facility expansions, continuous research and development, and sales and marketing.

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

During product development and clinical trial stages, we developed close relationships with many major national hospitals. We expect these relationships to boost our revenue generation following CFDA final approval..

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

Number of Hospitals at the end of June 2018 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China
(June 2018)

	June 2018	June 2017	Increase / (Decrease)
Total No. of Hospitals	31,710	29,719	1,991
Public Hospital	12,121	12,566	(445)
Private Hospital	19,589	17,153	2,436
Hospital Rating
AAA	2,439	2,286	153
AA	8,569	8,118	451
A	10,210	9,461	749

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

Pre-Market Research

The Company has been conducting Pre-Market Research before its PA Screws application was approved by the CFDA in April 2018. The research is intended to estimate the potential market success of the company’s products that can be expected. The research also beyond the Company’s initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks we have received from trade shows and industrial conferences, it is the Company’s intention to apply for additional international regulatory approvals in due course.

Finance Costs

As of July 31, 2018 and October 31, 2017, a stockholder and four related parties had loaned a total of $4,896,876 and $4,349,975 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2018 and 2017 were $73,063, $57,788, $212,902 and $169,661 respectively.

As of July 31, 2018 and October 31, 2017, the Company owed $301,656 and $321,420 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,662, $3,799, $11,303 and $11,819 for the three and nine months ended July 31, 2018 and 2017 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2018 and 2017 were $215,838, $170,009, $647,200 and $507,457 respectively. We do not have any revenue from inception to July 31, 2018 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $5,586,496 and $5,055,542 as of July 31, 2018 and October 31, 2017 respectively. Our working capital deficit is due to the fact that we received the CFDA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been upgrading our facilities and continuing R&D works.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $601,678 and $331,618 in the nine months ended July 31, 2018 and 2017 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $50,386 net cash used and $1,202 net cash from in investing activities in the nine months ended July 31, 2018 and 2017 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2018 and 2017 was $660,919 and $333,370 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to market our product while obtaining additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations.

We believe that our existing cash, cash equivalents at July 31, 2018, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $600,000. This amount may increase if we decide to start clinical trials on new products. Once we start production and marketing of our PA Screws, our revenue will cover our basic expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

In June 2018, the scope of Topic 718 has been expanded to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018 and after December 15, 2019 for all other entities. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

The Company does not anticipate that adoption of these guidance will have a material impact on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The new standard, as amended by ASU 2018-01 and ASU 2018-11, is effective for annual periods beginning after December 15, 2018 on a modified retrospective basis. The Company will adopt ASU 2016-02 in its first quarter of the year ending October 31 2020. The Company expects its leases designated as operating leases in Note 6, “Commitments and Contingencies,” will be reported on the consolidated balance sheets upon adoption. However, the ultimate impact of adopting ASU 2016-02 will depend on the lease terms as of the adoption date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

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

Date: September 19, 2018	By:
ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

		By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

		By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

		By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer
(Principal Financial Officer)

