Form 10-K
period 2018-10-31
Advanced Biomedical Technologies Inc.
filed 2019-02-13
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.55 on April 30, 2018 which is the last trading day of the second quarter, was approximately $11,983,373 as of April 28, 2018 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of February 13, 2019, there are 69,624,850 shares of common stock outstanding.

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

Since their founding, Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit and one Class II permit from the China Food and Drug Administration (“CFDA”), formally the State Food and Drug Administration (“SFDA”) of the PRC. The Company holds two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”) and further patent applications are currently under review by the SIPO.

Primary Products

Our primary products include Polymer Osteosynthesis Devices made of a proprietary material compositing of polyamide 6 (PA6), hydroxyapatite (HA) and poly(methyl methacrylate-co-N-vinylpyrrolidone) (P(MMA-co-NVP)). These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures. Our polymer orthopaedic internal fixation screws received approval from the China Food and Drug Administration (“CFDA”) in April 2018; and our PA Binding Wires are under clinical trials; and our PA Mini-Screws are under animal test.

Product Characteristics:

The Company’s new and unique material has ideal mechanical properties with similar strength, toughness, tensile strength and flexibility etc. to the human bone. Its elasticity, toughness and high fatigue resistance can effectively stabilize fractures without causing stress shielding. Its strong biocompatibility includes: no inflammation, no pyrogen, no cytotoxicity, no subchronic systemic toxicity etc. Additionally, the biomaterials promotes the synthesis of matrix mature protein (ALP, collagen I, osteopontin, osteocalcin) gene expressions, via local transcription factors of osterix, Runx2 mRNA for a long time. Facilitating the continuous synthesis of extracellular matrix proteins required for cell mineralization, and bone tissue regeneration from an effective bio-interface integration.

The bone screw products produced by the materials have been proved to be safe and reliable after clinical trials and long-term follow-ups spanning 10 years. Unlike metallic screws, they can be implanted for a long time without the need for a secondary removal surgery. Our biomedical composite material exhibit three key technological innovations:

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

The Company has developed six proprietary polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company’s product range will ultimately cover the full gamut of components for implantation, including human orthopedic and dental applications, as well as veterinary applications.

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

Product Development

After careful deliberation, we selected the polymer screw as our first product to market. In order to replace the widely-used metal components, the new materials must meet multiple bio-consistency and mechanical-consistency requirements. Furthermore, they must also exhibit specific properties with respect to bio-activities, degradability, and controllable degradation speed. Although many macromolecule materials are degradable inside human body, relatively few provide the physical characters required for fracture fixation.

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

Product Analysis

Our products are manufactured in a 100,000 level GMP factory with stringent quality management system, workshop alongside a 10,000-level bacteria purification zone. The R&D, production and quality management capabilities satisfies the requirements of implantable medical device production management specifications, ISO9001 and ISO13485. Over the years, Shenzhen Changhua has developed a series of orthopedic internal fixation products such as bone screws, rib nails, tying lines and bone plates using a newly synthsized material, PPH (PA6-P(MMA-co-NVP)-HA)

Overview of PA Devices and Market in the US, China and Worldwide

According to Transparency Market Research, the global orthopedic device market will reach US$41.2 billion by the end of 2019, owing to multiple factors that are enabling it to progress at a CAGR of 15% from 2019 to 2023.

The key drivers of the global orthopedic devices market are the 2 factors below:

1.	Rapidly aging population
2.	High demand for painless treatments

Growth in geriatric population is primarily pushing demand for orthopedic solutions globally. Effects of aging, such as diminishing bone density and weakening bones due to excessive loss of bone mass, make their presence felt from 35 years of age and become more prominent after 55 years. By 2050, 1 billion or more people would be above 60 years old.

In addition, the demand more pain-free treatments and increasing number of sport related injuries and road accidents are expected to fuel the need for orthopedic devices. However, stringent regulatory approval procedures as well as the high cost of surgical procedures and these devices are the main reasons restraining market growth, and making it a high-barrier of entry.

China’s Market for PA Devices

With a population of over 1.3 billion, China is the world’s most densely populated country and makes up of one-fifth of the world’s population. China’s population is nearly five times more than United States even though both roughly cover the same geographic area. There are 32 Provinces, Autonomous Regions, and Municipalities of Mainland China.

China’s orthopedic implant device industry is in a state of rapid market growth. With the acceleration of population aging, the improvement of medical policies, and an increase in people’s treatment awareness, China’s orthopedic implant medical device sector continues to boom, with a huge potential orthopaedic market base and developmental space. According to Frost & Sullivan, the compound growth rate of the orthopedic industry from 2008 to 2012 was 18.2%. In 2017, the market size reached 3.23 billion USD and by 2020, the market for implantable orthopedic consumables in China will reach 4 billion US dollars.

Competitive Analysis

To the best of our knowledge, our Company is the only patent holder of PA technologies in China, as well as the only company received CFDA approval in China. At this time there are no similar products in this market. Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerable longer than the 3 year regulatory advantage. This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw approved by the CFDA in 2018, has completed 100% of the required clinical trials, with a 100% success rate.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s CFDA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

Specific Competition

Competition in the medical implant device industry is intense both in China and in global markets. In orthopedics, ABMT’s principal competitors are the numerous companies that sell metal implants. ABMT competes with the manufacturers and marketers of metal implants by emphasizing the ease of implantation of the Company’s polymer implants, the cost effectiveness of such products, and the elimination of risks associated with the necessity of performing removal surgeries frequently required with less modern products.

Our Polymer (PA) Bone Screw is the first of its kind among all polymer-based implantations and has no competitors due to the sophisticated manufacturing technologies and technique needed for its production.

According to the record from CFDA and our estimates, it will take at least 5 years for another medical device provider with similar technology to appear in the market. This is because much time will need to be spent on developing material compatibility, safety and undergoing clinical trials in reaching proper standards.

In addition, the current market is mainly saturated with metallic compound bone screws, and the medical industry has been using it predominantly since the 1900s. Not only is our invented material biologically stable and easily accepted by the human body, it is also very versatile and therefore has a great market potential.

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including DePuySynth, Zimmer Biomet Holdings Inc., Medtronic Plc, Smith and Nephew Plc, Stryker Corp. and others. Although many of these competitors have substantially greater resources upon which to draw, we are confident that the technological superiority of the more forward-looking product will ultimately equalize the playing field by orthopaedic innovation.

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company approved by the CFDA and permitted to take clinical trials.
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the CFDA permit on Clinical Trials.
-	Under existing regulation by CFDA, it will take at least 3-5 years to complete clinical trials for a new product similar to the Company’s PA Screw, which has finished all required clinical trials.

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

	Metallic Compounds	Poly-lactic Acid	ABMT’s Material (Polyamide)
Market Size & Growth	~97% CAGR = 7% (From Oxford Academics)	~3% CAGR = 15% (From Oxford Academics on polymer based medical devices)	N/A CAGR = 15% (From Oxford Academics on polymer based medical devices)
Bio-compatibility level	Bending Strength and tensile strength exceeds that of the human bone.	Bending strength and tensile strength are close to that of the human bone	Bending strength and tensile strength are close to that of the human bone
Problems/ Issues	Metallic ions cause extreme inflammation; Reduction in mechanical hold and sturdiness	Acidic compounds in bones result in aseptic inflammation and severe water accumulation	No apparent issues and with mechanical sturdiness; no inflammation resulted.
Long-term Effects	Impair and damage nearby tissues If placed too long	High degradation speed; resulting in empty slots in bones; could cause a 2nd bone fracture	High bio-stability and long-lasting support
Surgical cost	Requires removal surgery (40% of the time); Increasing cost (Additional $500 USD), physical and mental pain	Does not require a 2nd surgery, acidic compounds excreted out from the body	Does not require 2nd surger. No toxic compounds released into blood circulation
Remarks	Composition not easily affected by external factors during production	Characteristics and properties easily altered during manufacturing, purification and storage processes	Composition and characteristics not easily affected by external factors during production

1Metallic Compounds have been traced in serum and hair of 16 of 46 patients after receiving titanium implants. (cite: Kasai Y, Iida R, Uchida A: Metal concentrations in the serum and hair of patients with titanium alloy spinal implants.)

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

Towards the end of the last century, spinal and orthopedic implants evolved towards progressively stronger and stiffer devices, as it was presumed that increased construct rigidity would optimize the biological milieu and provide more rapid and robust healing and arthrodesis. For the past 20 years, titanium has been the most widely used, and the most expensive material for fixing fractures (in both elective and emergency surgery). More than 1,000 tons (2.2 million pounds) of titanium devices of every description and function are implanted in patients worldwide each year. Although metal exhibits the desired strength and rigidity to allow the healing process to begin, there are a number of issues associated with using permanent titanium systems. Our PA materials deliver many of the benefits of their metal counterparts, without the disadvantages:

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

Cost of product	Cost to hospital: $400-$2200	Cost to hospital: $800

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

Abstract

The present invention discloses a macromolecular implant for human body and its preparation process, and relates to the products made up by using said macromolecular implant and their application. Said invented product is made up by using resin fiber through hot-pressing treatment according to the formula provided by said invention, and its strength is high, tenacity is good and its shape can be processed according to the requirement in the period of bone union after implantation, and said implant can be made into the fixation block, eurymeric block, fastening piece and suture for reduction of fracture, and can be started to be degraded from twenty-fourth week after implantation, and can be absorbed by human body after 1.5-2 years, and its cost is low.

Employees

As of October 31, 2018, we had 15 employees, with 6 employees in R&D, Clinical and Regulatory, 4 employees in Manufacturing, 4 employees in General and Administration, and 1 employee in Accounting.

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

The Company’s production facilities are fully compliant with GMP requirements. The Company’s PA Screw was approved by the CFDA in April 2018. Furthermore, due to the uniqueness of our PA Screw, it has been independently categorized so the marketing prices are set by the Company rather than healthcare platforms.

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

Fiscal Quarter	High Bid	Low Bid
2018
Fourth Quarter 08-01-18 to 10-31-18	$0.55	$0.21
Third Quarter 05-01-18 to 07-31-18	$0.74	$0.25
Second Quarter 02-01-18 to 04-30-18	$2.00	$0.13
First Quarter 11-01-17 to 01-31-18	$0.18	$0.12

Fiscal Quarter	High Bid	Low Bid
2017
Fourth Quarter 08-01-17 to 10-31-17	$0.21	$0.12
Third Quarter 05-01-17 to 07-31-17	$0.21	$0.10
Second Quarter 02-01-17 to 04-30-17	$0.20	$0.10
First Quarter 11-01-16 to 01-31-17	$0.20	$0.10

Shareholders

At October 31, 2018, we had 51 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The company’s lack of funds in new R&D, especially in clinical testing;
2.	The company’s lack of funds in new equipment and the utilization of the production process after CFDA approval;
3.	The company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The company needs funding for marketing and network build-up;
5.	The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval;
6.	While the company currently holds two patents originating in China, the patents does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. New patents are expected to be filed as result of our continuous research works for new and refined materials. Additionally, all machinery used to manufacture our products is protected by Chinese patents.

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

CFDA Application Process and Approval for Polymer Screws

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

Clinical Trials on Other Products

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2018 and 2017.

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

Funding Needs

The Company estimates that it will need to raise minimum $900,000 over the next 12 months to bring its current products to market, and begin earning revenues. This amount may increase if we decide to start clinical trials on new products. Once we start to market our PA Screw, our revenue will cover our expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed. There is a Letter of Continuing Financial Support signed between the Company and one of its major shareholders, Titan Technology Development Ltd.

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and it is estimated to reach US$4 billion in 2020. China has overtaken Japan as the second largest market in the world. The Chinese market size for trauma treatment implant devices such as our PA Screw and PA Wire was US$1.88 billion in 2013 and US$2.12 billion in 2014 with a growth rate of 12.7%, it is estimated to grow to US$3.02 billion in 2017 and reach US$3.17 billion in 2018 with a growth rate of 11.6%. (Source: Shenwan Hongyuan Securities research report).

China has gradually entered the Old Age Society. It is expected that there will be 245 million people over 60 years of age by 2020, and, according to the survey of 50 years old, the incidence of osteoporosis is as high as 60%, accompanied by osteoporosis, fracture, bone necrosis, disability and other diseases, resulting in continued high demand of orthopaedic implant medical devices. (Source: The UN; Shenwan Hongyuan Securities research report).

Other factors such as new and improved medical technology will continue to rapidly grow throughout hospitals in China, and material optimization and product pricing is expected to directly stimulate double digits market growth rate in the near future in China.

The Company has advantages and more opportunities over others competitors due to:

- No other similar patent registrations in China.

- We are the only company received market approval and permitted to perform PA clinical trials by the CFDA to the best of our knowledge.

- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the CFDA permit on clinical trials.

- Under new regulations by the CFDA, it will take at least 5-10 years for clinical trials of new materials.

- Our patented material will enables us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals at the end of November 2018 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by National Health Commission of the People’s Republic of China

(November 2018)

	November 2018	November 2017	Increase / (Decrease)
Total No. of Hospitals	32,476	30,294	2,182
Public Hospital	12,072	12,181	(109)
Private Hospital	20,404	18,113	2,291
Hospital Rating
AAA	2,498	2,311	187
AA	8,806	8,285	521
A	10,477	9,632	845

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Distribution Model

Dealer/Distributor System:

We collaborate with dealers to sell and distribute our products to various hospitals and reach the consumers, i.e. bone fracture victims. The company will assist dealers to promote products to famous orthopaedic hospitals

By utilizing a distributor, ABMT will further benefit from promotional activities by having a second party help with common objectives, and at the same time, increase our sales audience through their contacts.

Currently, we have established contacts with various national and district distributors, every distributor covers a minimum of 50 hospitals so our total coverage is 6,000 hospitals. We will provide ongoing after-sales service, technical supports and conventional meetings, etc., to help our distributors better promote our products.

Direct Hospital Sales (DHS):

Our Direct Hospital Sales (DHS) regions will include Guangdong, Jiangsu, Zhejiang, Xinjiang, Shanghai and Beijing at the beginning. We have already established close relationships with the 7 state-level hospitals where our clinical tests have been conducted at. These hospitals are located in one of the fastest growing areas of China, healthcare coverage for 20% of the Chinese population. These 7 State level hospitals are:

1.	The First Affiliated Hospital of Hunan University of Traditional Chinese Medicine.
2.	The Second Affiliated Hospital of Zhongshan University.
3.	The First Affiliated Hospital of Guangxi Traditional Chinese Medicine University.
4.	The First Affiliated Hospital of Guangxi Medical University.
5.	The People’s Hospital of Guangxi Zhuang Autonomous Region.
6.	The Affiliated Hospital of Jiangxi University of Traditional Chinese Medicine.
7.	Luoyang Orthopaedic-Traumatological Hospital.

Apart from assisting in our sales. These 7 hospitals will also be assisting ABMT in future clinical applications and trials.

In addition, we will receive up-to-date information directly from physicians to develop new products better suited for current patient needs and hence, speed up product commercialization.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2018 and 2017 was $56,512 and $48,053.

We expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property.

Finance Costs

As of October 31, 2018 and 2017, the Company owed $718,808 and $582,795 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2018 and 2017, the Company owed $1,715,840 and $1,710,759 to Chi Fung Yu, $2,344,849 and $1,800,541 to Tie Jun Chen, $36,040 and $35,782 to Que Feng, $228,842 and $220,098 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2018 and October 31, 2017 are $42,884 and $37,379 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2018 and October 31, 2017 are $98,431 and $93,951 for Chi Fung Yu; $128,680 and $97,045 for Tie Jun Chen; $2,133 and $2,059 for Que Feng; $14,628 and $11,710 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2018 and October 31, 2017, the Company owed the following amounts respectively to three directors for advances made - $252,377 and $298,818 to Wang Hui; $20,930 and $22,602 to Chi Ming Yu; $567 and $0 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the year ended October 31, 2018 and 2017 respectively is $13,815 and $15,623 for Wang Hui; $0 and $0 for Chi Ming Yu and Kai Gui.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2018 and 2017. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,082,118 and $1,915,159 as of October 31, 2018 and 2017 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2018 and 2017 was $707,920 and $651,154 respectively. The net change in the valuation allowance for 2018 was an increase of $56,766.

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

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $8,632,618 at October 31, 2018 that includes a net loss of $953,320 for the year ended October 31, 2018. We therefore do not have any revenue from inception to October 31, 2018 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $5,721,907 at October 31, 2018 compared to a working capital deficit of $5,055,542 as of October 31, 2017. Our working capital deficit increased as a result of the fact that we are in clinical trial phase, the company has put all resources to complete the clinical trials. We do not have a CFDA permit to produce, market or sell in China. We had no revenues during the year and that our sole source of financing came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $832,421 in the year ended October 31, 2018. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $64,405 net cash used in investing activities in the year ended October 31, 2018. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2018 was $889,901, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our business plan should we decide to proceed. We anticipate continuing to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2018, will be insufficient to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, manufacturing and marketing our products, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,632,618 as of October 31, 2018 that includes a net loss of $953,320 for the year ended October 31, 2018. The Company’s total current liabilities exceed its total current assets by $5,721,907 and the Company used cash in operations of $832,421.

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

As of October 31, 2018, loans from the Company’s stockholder, two directors, three related parties and a non-related third party totaling $5,312,246 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2018 and 2017, the company has not recognized any impairment charges.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2018

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

F-1

Insert letter

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2018	2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,860	$7,463
Other receivables and prepaid expenses	32,649	17,469

Total Current Assets	39,509	24,932

Property and equipment, cost	521,120	483,482
Less: Accumulated depreciation	(418,225)	(422,967)
PROPERTY AND EQUIPMENT, NET	102,895	60,515
LONG-TERM PREPAID EXPENSES, NET	-	-
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	-	-
TOTAL ASSETS	$142,404	$85,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$443,163	$409,079
Due to directors	273,874	321,420
Due to a stockholder	718,808	582,795
Due to related parties	4,325,571	3,767,180

Total Current Liabilities	5,761,416	5,080,474

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,624,850 issued and outstanding as of October 31, 2018 and October 31, 2017	696	694
Additional paid-in capital	2,740,183	2,673,620
Accumulated deficit	(8,632,618)	(7,679,298)
Accumulated other comprehensive income/(loss)	272,727	9,957

Total Deficit	(5,619,012)	(4,995,027)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,404	$85,447

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	October 31,	October 31,
	2018	2017
OPERATING EXPENSES
General and administrative expenses	$561,210	$341,956
Depreciation	16,295	13,604
Research and development	56,512	48,053
Total Operating Expenses	634,017	403,613

LOSS FROM OPERATIONS	(634,017)	(403,613)

OTHER (EXPENSES) INCOME
Interest income	36	36
Interest paid to a stockholder and related parties	(286,756)	(242,144)
Interest paid to a third party	-
Imputed interest	(13,815)	(15,623)
Other, net	(18,768)	(30,256)
Total Other (Expenses) Income, net	(319,303)	(287,987)

LOSS BEFORE TAXES	(953,320)	(691,600)
Income tax expense	-	-
NET LOSS	(953,320)	(691,600)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(953,320)	(691,600)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	262,770	(94,255)

Total other comprehensive gain/(loss)	262,770	(94,255)
COMPREHENSIVE GAIN/(LOSS) ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(690,550)	$(785,855)

Net loss per share-basic and diluted
- basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year
- basic and diluted	69,381,015	68,277,590

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional		Accumulated other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2015	56,874,850	$569	$1,949,132	$(6,262,961)	$(148,227)	$(4,461,487)

Stock issued for debt conversion at 0.05 per shares	10,000,000	100	499,900	-	-	500,000

Stock issued for services ($1 per share)	250,000	2	52,498	-	-	52,500

Imputed interest on advances from directors			18,990	-	-	18,990

Net loss for the year	-	-	-	(724,737)	-	(724,737)

Foreign currency translation gain	-	-	-	-	252,439	252,439

Balance at Oct 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at 0.05 per share	2,000,000	20.00	99,980	-	-	100,000

Stock issued for services ($0.15 per share)	250,000	3.00	37,497	-	-	37,500

Imputed interest on advances from directors	-	-	15,623	-	-	15,623

Net loss for the year	-	-	-	(691,600)	-	(691,600)

Foreign currency translation gain	-	-	-	-	(94,255)	(94,255)

Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

Stock issued for services ($0.211 per share)	250,000	2.00	52,748	-	-	52,750

Imputed interest on advances from directors	-	-	13,815.00	-	-	13,815

Net loss for the year	-	-	-	(953,320)	-	(953,320)

Foreign currency translation loss	-	-	-	-	262,770	262,770

Balance at October 31, 2018	69,624,850	$696	$2,740,183	$(8,632,618)	$272,727	$(5,619,012)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(953,320)	$(691,600)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	16,295	13,604
Loss on disposal of property and equipment	-	37,500
Stock issued for services	52,750	-
Imputed interest	13,815	15,623
Changes in operating assets and liabilities
Decrease (increase) in:
Other receivables and prepaid expenses	(16,861)	3,291
Increase in:
Other payables and accrued expenses	54,900	63,870
Net cash used in operating activities	(832,421)	(557,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(64,405)	(453)
(Increase) decrease in deposit for purchase of property and equipment	-	1,213
Net cash used in investing activities	(64,405)	760

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	136,441	89,444
Due to directors	(34,932)	(48,351)
Due to related parties	794,771	516,658
Net cash provided by financing activities	896,280	557,751

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(57)	105

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(603)	904

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	7,463	6,559

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$6,860	$7,463

Supplemental of cash flow information
Interest income	$36	$36
Income tax	$-	$-

Other non cash items
Interest expenses	$286,756	$242,144

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

Advanced Biomedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit and one Class II permit from the China Food and Drug Administration (“CFDA”), formally the State Food and Drug Administration (“SFDA”) of the PRC. The Company holds two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). The Company has no revenue since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”, is considered a Development Stage Company.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2018 and 2017, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2018 and 2017, the Company has not recognized any allowances for impairment.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2018 and 2017 were $56,512 and $48,053 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2018	October 31, 2017
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.8393=RMB6.9737	US$1= HK$7.8015=RMB6.6328
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8351=RMB6.5629	US$1= HK$7.7842=RMB6.8013

The translation gain and loss recorded for the years ended October 31, 2018 and 2017 were $262,770 and $94,255 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive gain and loss for the years ended October 31, 2018 and 2017 were $262,770 and $94,255 respectively.

(L)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There are no potentially dilutive securities as at October 31, 2018 and October 31, 2017.

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

2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2018 and 2017:

	October 31,
	2018	2017

Plant and machinery	$296,517	$280,871
Motor vehicles	39,534	41,566
Office equipment	34,572	34,902
Computer software	5,017	5,017
Office improvements	145,480	121,126

	521,120	483,482
Less: accumulated depreciation	418,225	422,967

Property and equipment, net	$102,895	$60,515

Depreciation expense for the year ended October 31, 2018 and 2017 was $16,295 and $13,604 respectively.

3. OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2018 and 2017 consisted of the followings:

	October 31,
	2018	2017

Other payables	$215,095	$223,437
Accrued expenses	228,068	185,642
	$443,163	$409,079

4. RELATED PARTY TRANSACTIONS

As of October 31, 2018 and 2017, the Company owed $718,808 and $582,795 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2018 and 2017, advances from related parties were as follows:

	October 31,
	2018	2017

Yu Chi Fung	$1,715,840	$1,710,759
Que Feng	36,040	35,782
Chen Tie Jun	2,344,849	1,800,541
Shenzhen Hygeian Medical Device Co., Ltd.	228,842	220,098
Amount due to related parties	$4,325,571	$3,767,180

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2018 and 2017 were as follows:

	October 31,
	2018	2017

Titan Technology Development Limited, a stockholder	$42,884	$37,379
Related parties:
Que Feng	2,133	2,059
Yu Chi Fang	98,431	93,951
Chen Tie Jun	128,680	97,045
Shenzhen Hygeian Medical Device Co., Ltd.	14,628	11,710
Interest expenses to a stockholder and related parties	$286,756	$242,144

As of October 31, 2018 and 2017, advances from directors were as follows:

	October 31,
	2018	2017

Wang Wei	$252,377	$298,818
Gui Kai	567	-
Yu Chi Ming	20,930	22,602
Amount due to directors	$273,874	$321,420

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Wang Wei, a director, were $13,815 and $15,623 for the years ended October 31, 2018, and 2017 respectively.

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

On 23 October 2018, the Company issued 100,000 and 150,000 shares of restricted common stock as directors’ compensation for past services to Mr. Chi Ming Yu and Mr. Kai Gui, directors of the Company respectively. The shares were valued at the closing price of $0.211 per share on the date of grant, yielding an aggregate fair value of $52,750.

6. COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $58,469 and $37,440 for the years ended October 31, 2018 and 2017 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

As of October 31, 2018, the Company had outstanding commitments with respect to operating leases, which are due as follows:

2018	$41,298
2019	34,415
2020	14,340
Total	$90,053

The Company leased from a third party office space at monthly rent prevailing at October 31, 2018 of $1,867 (2017: $1,963). This operating lease expired on July 20, 2015. The Company continues to lease this premises at same monthly rent pending a formal renewal of the lease.

(C)	Capital commitments

The Company has no outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries as of October 31, 2018 (2017: Nil).

7. INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2018 and 2017. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,082,118 and $1,915,159 as of October 31, 2018 and 2017 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2018 and 2017 was $707,920 and $651,154 respectively. The net change in the valuation allowance for 2018 was an increase of $56,766.

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

8. CONCENTRATIONS AND RISKS

As at October 31, 2018 and 2017, 94% and 6% of the Company’s assets were located in the P.R.C. and the United States respectively.

9. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $8,632,618 as of October 31, 2018 that includes a net loss of $953,320 for the year ended October 31, 2018. The Company’s total current liabilities exceed its total current assets by $5,721,907 and the Company used cash in operations of $832,421. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2018, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (1992). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2018. The Company’s internal control over financial reporting as of October 31, 2018 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2018, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	45	President, Director
Hui Wang	49	Chief Executive Officer, Director
Kai Gui	49	Director, Secretary, Chief Financial Officer, Chief Operating Officer

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of our Officers and Directors

Chi Ming Yu, Director and President, is Director of Operations at Titan Holdings, Inc. where his main responsibilities are in Administration, Company Finance and Investment, Marketing Research and Customer Relationship. From 2000 to 2003, Mr. Yu worked as a sales manager at Fu Feng LLC. From 2003 to present, Mr. Yu worked as Vice President at Titan Technology Development Ltd. Mr. Yu studied Computer Science at Rutgers University, New Jersey. Mr. Yu has extensive knowledge of the Company’s product line, and is fluent in several languages, including English and Chinese. The Board concluded that Mr. Yu should serve as a Director due to his background in the Company’s product line together with his communication skills

Hui Wang, Director and Chief Executive Officer, started her career at Hainan Xinte Pharmaceutical Ltd in China in 1990. She worked her way up from cashier to sales representative and then to sales manager. She then worked as District Manager of Southern China with Hainan Tianfeng Pharmaceutical Ltd, from 1995 to 2000 and as General Manager with Hainan Yichen Pharmaceutical Ltd. from 2001 to 2004. She is now the General Manager of Shenzhen Changhua. Ms. Wang has skills and experience in R&A, marketing and business development in Chinese medical industry. The Board concluded that Hui Wang should serve as a Director due to her skills and experience in pharmaceutical sales and business development.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2018.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	$36,770	0	0	0	0	0	$36,770
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2018.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	0	0	0	0	0	0	0
Chi Ming Yu	0	21,100	0	0	0	0	21,100
Kai Gui	0	31,650	0	0	0	0	31,650

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	31.818%
Common Stock	Chi Ming Yu, President & Director	450,000	0.646%
Common Stock	Kai Gui, Secretary & Director	750,000	1.077%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	24,183,359	34.734%
All Officers & Directors		23,353,540	33.541%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of October 31, 2018 and 2017, the Company owed $718,808 and $582,795 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2018 and 2017, the Company owed $1,715,840 and $1,710,759 to Chi Fung Yu, $2,344,849 and $1,800,541 to Tie Jun Chen, $36,040 and $35,782 to Que Feng, $228,842 and $220,098 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2018 and October 31, 2017 are $42,884 and $37,379 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2018 and October 31, 2017 are $98,431 and $93,951 for Chi Fung Yu; $128,680 and $97,045 for Tie Jun Chen; $2,133 and $2,059 for Que Feng; $14,628 and $11,710 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2018 and October 31, 2017, the Company owed the following amounts respectively to three directors for advances made - $252,377 and $298,818 to Wang Hui; $20,930 and $22,602 to Chi Ming Yu; $567 and $0 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the year ended October 31, 2018 and 2017 respectively is $13,815 and $15,623 for Wang Hui; $0 and $0 for Chi Ming Yu and Kai Gui.

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

2018	$37,000	Centurion ZD CPA Limited
2017	$37,000	Centurion ZD CPA Limited

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Chi Ming Yu	President and Director	February 13, 2019
Chi Ming Yu	(Principal Executive Officer)

/s/ Kai Gui	Director, Secretary and Chief Financial Officer	February 13, 2019
Kai Gui	(Principal Financial Officer)

/s/ Hui Wang	Director and Chief Executive Officer	February 13, 2019
Hui Wang	(Controller)

