Form 10-K/A
period 2018-10-31
Advanced Biomedical Technologies Inc.
filed 2019-03-29
CIK 1385799

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

As of March 29, 2019, there are 69,624,850 shares of common stock outstanding.

EXPLANATORY NOTE

Advanced Biomedical Technologies Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2018, filed on February 13, 2019 (the “Original 10-K”), as the audit of the Company’s annual financial statements contained therein has now been completed. The Company is now filing this Amendment No. 1 to include the Report of Independent Registered Public Accounting Firm,

For convenience and ease of reference, the Company is filing the annual report in its entirety with applicable changes. Unless otherwise stated, all information contained in this Form 10K/A is as of February 13, 2019, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date and does not contain any modifications or updates to the disclosure in the Annual Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Annual Report other than as set forth above is amended hereby.

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
AS OF OCTOBER 31, 2018

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Advanced Biomedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (the “Company”) as of October 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for each of two years in the period ended October 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered from losses from operation and significant accumulated deficits. The Company comes to have insufficient cash flows generated from operation and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (as successor to Centurion ZD CPA Limited)

We have served as the Company’s auditor since 2016.

Hong Kong, China

25 March 2019

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Chi Ming Yu	President and Director	March 29, 2019
Chi Ming Yu	(Principal Executive Officer)

/s/ Kai Gui	Director, Secretary and Chief Financial Officer	March 29, 2019
Kai Gui	(Principal Financial Officer)

/s/ Hui Wang	Director and Chief Executive Officer	March 29, 2019
Hui Wang	(Controller)

