Form 10-Q
period 2019-04-30
Advanced Biomedical Technologies Inc.
filed 2019-06-19
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2019

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

As of June 19, 2019, there are 69,624,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2018 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 13, 2019. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2019 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2019.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2019

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Apr 30, 2019	October 31, 2018
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,880	$6,860
Other receivables and prepaid expenses	47,452	32,649
Inventory	14,120	-
Total Current Assets	73,452	39,509

Property and equipment, cost	551,343	521,120
Less: Accumulated depreciation	(442,864)	(418,225)
PROPERTY AND EQUIPMENT, NET	108,479	102,895
DEPOSIT FOR PURCHASE OF PROPERTY AND EQUIPMENT	17,414	-
TOTAL ASSETS	$199,345	$142,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$529,177	$443,163
Due to directors	278,079	273,874
Due to a stockholder	792,331	718,808
Due to related parties	4,880,276	4,325,571
Total Current Liabilities	6,479,863	5,761,416

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,624,850 issued and outstanding as of Apr 30, 2019 and October 31, 2018	696	696
Additional paid-in capital	2,746,538	2,740,183
Accumulated deficit	(9,120,820)	(8,632,618)
Accumulated other comprehensive income/(loss)	93,068	272,727
Total Deficit	(6,280,518)	(5,619,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$199,345	$142,404

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended		6 months ended
	Apr 30, 2019	Apr 30, 2018	Apr 30, 2019	Apr 30, 2018
OPERATING EXPENSES
General and administrative expenses	$127,472	$118,298	$275,402	$239,970
Depreciation	5,013	2,338	10,013	4,517
Research and development	16,043	7,956	33,022	23,726
Total Operating Expenses	148,528	128,592	318,437	268,213

LOSS FROM OPERATIONS	(148,528)	(128,592)	(318,437)	(268,213)

OTHER (EXPENSES) INCOME
Interest income	7	14	17	21
Interest paid to a stockholder and related parties	(79,463)	(72,293)	(154,970)	(139,839)
Imputed interest	(3,207)	(3,797)	(6,355)	(7,641)
Other, net	(4,488)	(4,151)	(8,457)	(15,690)
Total Other (Expenses) Income, net	(87,151)	(80,227)	(169,765)	(163,149)

LOSS BEFORE TAXES	(235,679)	(208,819)	(488,202)	(431,362)
Income tax expense	-	-	-	-
NET LOSS	(235,679)	(208,819)	(488,202)	(431,362)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(235,679)	(208,819)	(488,202)	(431,362)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	31,985	38,298	(179,659)	(217,120)

Total other comprehensive gain/(loss)	31,985	38,298	(179,659)	(217,120)
COMPREHENSIVE GAIN/(LOSS) ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(203,694)	$(170,521)	$(667,861)	$(648,482)

Net loss per share-basic and diluted - basic and diluted	$-	$-	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the - basic and diluted	69,624,850	69,374,850	69,624,850	69,374,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

Imputed interest on advances from directors	-	-	7,641	-	-	7,641

Net loss for the period	-	-	-	(431,362)	-	(431,362)

Foreign currency translation loss	-	-	-	-	(217,120)	(217,120)

Balance at April 30, 2018	69,374,850	$694	$2,681,261	$(8,110,660)	$(207,163)	$(5,635,868)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2018	69,624,850	$696	$2,740,183	$(8,632,618)	$272,727	$(5,619,012)

Imputed interest on advances from directors	-	-	6,355	-	-	6,355

Net loss for the period	-	-	-	(488,202)	-	(488,202)

Foreign currency translation loss	-	-	-	-	(179,659)	(179,659)

Balance at April 30, 2019	69,624,850	$696	$2,746,538	$(9,120,820)	$93,068	$(6,280,518)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	6 months ended Apr 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(488,202)	$(431,362)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,013	6,342
Imputed interest	6,355	7,641
Changes in operating assets and liabilities
Decrease (increase) in:
Inventory	(13,999)	-
Other receivables and prepaid expenses	(13,702)	(2,219)
Depreciation allocated to inventory	132	-
Increase in:
Other payables and accrued expenses	71,364	13,114
Net cash used in operating activities	(428,039)	(406,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(12,099)	(5,256)
Deposit for purchase of plant and equipment	(17,265)	-
Renovation of factory premises	-	(32,854)
Net cash used in investing activities	(29,364)	(38,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	73,597	87,308
Due to directors	(4,711)	(12,925)
Due to related parties	393,427	376,056
Net cash provided by financing activities	462,313	450,439

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	110	117

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	5,020	6,022

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	6,860	7,463

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	11,880	$13,485

Supplemental of cash flow information
Interest income	$17	$21
Income tax	$-	$-

Other non cash items
Interest expenses	$154,970	$139,839

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2019, the consolidated results of operations for the three and six months ended April 30, 2019 and 2018 and consolidated statements of cash flows for the six months ended April 30, 2019 and 2018 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2019. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2018 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on February 13, 2019.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of April 30, 2019 and October 31, 2018, the Company owed a stockholder $792,331 and $718,808 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2019 and October 31, 2018, the Company owed four related parties a total of $4,880,276 and $4,325,571 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2019 and 2018 were $79,463, $72,293, $154,970 and $139,839 respectively.

As of April 30, 2019 and October 31, 2018, the Company owed $278,079 and $273,874 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,207, $3,797, $6,355 and $7,641 for the three and six months ended April 30, 2019 and 2018 respectively.

NOTE 6 COMMITMENTS AND CONTINGENCIES

The Company’s existing rental leases do not contain significant restrictive provisions. The schedule of future minimum lease obligations falling due under non-cancelable rental operating leases is as follows:

Fiscal year ending October 31, 2019	17,818
Fiscal year ending October 31, 2020	35,636
Fiscal year ending October 31, 2021	14,849

Total	$68,303

Investment in Production Equipment

The Company has committed to invest in production equipment up to US$32,399, of which US$17,414 has been paid and reflected under Deposit for Purchase of Property and Equipment, with US$14,985 remains as outstanding commitment.

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

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has not commenced revenue producing operations and has an accumulated deficit of $9,120,820 as of April 30, 2019 and which includes a net loss of $488,202 for the six months ended April 30, 2019. As of April 30, 2019, the Company’s total current liabilities exceeded its total current assets by $6,406,411 and the Company used cash in operations of $428,039 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on February 13, 2019.

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

In April 2018, the Company’s application for its PA Screws was approved by the CFDA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of April 30, 2019, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by the CFDA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained CFDA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Manufacturers of medical devices for marketing in China are required to adhere to GMP requirements. Enforcement of GMP requirements has increased significantly in the last several years and the CFDA has publicly stated that compliance will be more strictly scrutinized. Manufacturers of Class II and III medical devices must go through the process of examination and approval by the CFDA or authorized local CFDAs for obtaining the medical device manufacturing license. The Company’s facilities in Shenzhen meets GMP standard and the Company’s CFDA manufacturing license is in good order.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2019 and 2018.

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

Number of Hospitals at the end of February 2019 Statistic and Census report by the National Health and Family Planning Commission of the People’s Republic of China.

Statistic and Census report by National Health and Family Planning Commission of the People’s Republic of China

(February 2019)

	February 2019	February 2018	Increase / (Decrease)
Total No. of Hospitals	33,125	31,259	1,866
Public Hospital	11,960	12,279	(319)
Private Hospital	21,165	18,980	2,185
Hospital Rating
AAA	2,582	2,379	203
AA	9,061	8,487	574
A	10,850	10,084	766

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

Finance Costs

As of April 30, 2019 and October 31, 2018, a stockholder and four related parties had loaned a total of $5,672,607 and $5,044,379 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2019 and 2018 were $79,463, $72,293, $154,970 and $139,839 respectively.

As of April 30, 2019 and October 31, 2018, the Company owed $278,079 and $273,874 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,207, $3,797, $6,355 and $7,641 for the three and six months ended April 30, 2019 and 2018 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2019 and 2018 were $235,679, $208,819, $488,202 and $431,362 respectively. We do not have any revenue from inception to April 30, 2019 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $6,406,411 and $5,721,907 as of April 30, 2019 and October 31, 2018 respectively. Our working capital deficit is due to the fact that we received the CFDA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We had no revenues during the period and that our sole source of financing is loans from our related parties and stockholders. Meanwhile, we have been upgrading our facilities and continuing R&D works.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $428,039 and $406,484 in the six months ended April 30, 2019 and 2018 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded $29,364 net cash used and $38,110 net cash from in investing activities in the six months ended April 30, 2019 and 2018 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2019 and 2018 was $462,313 and $450,439 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at April 30, 2019, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $750,000. This amount may increase if we decide to start clinical trials on new products. Once we start production and marketing of our PA Screws, our revenue will cover our basic expenditures. Otherwise, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

3.	Inventory

Inventory is stated at the lower of cost (using weighted average basis) and net realizable value.

4.	Fair value of financial instruments

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

5.	Income taxes

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2019.

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

Date: June 19, 2019

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director (Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer (Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

