Form 10-K
period 2019-10-31
Advanced Biomedical Technologies Inc.
filed 2020-03-20
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.121 on April 30, 2019 which is the last trading day of the second quarter, was approximately $2,636,342 as of April 30, 2019 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of March 20, 2020, there are 69,974,850 shares of common stock outstanding.

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

Since their founding, Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit and one Class II permit from the China Food and Drug Administration (“CFDA”), now the National Medical Products Administration of the PRC (“NMPA”). The Company holds two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”) and further patent applications are currently under review by the SIPO.

Primary Products

Our primary products include Polymer Osteosynthesis Devices made of a proprietary material compositing of polyamide 6 (PA6), hydroxyapatite (HA) and poly(methyl methacrylate-co-N-vinylpyrrolidone) (P(MMA-co-NVP)). These advanced materials are used in surgical screws, binding wires, rods and related medical devices for the treatment of orthopaedic trauma, sports-related medical treatment, cartilage repair, and related treatments, and reconstructive dental procedures. Our polymer orthopaedic internal fixation screws received approval from the China Food and Drug Administration (“CFDA”), now the National Medical Products Administration of the PRC (“NMPA”), in April 2018; and our PA Binding Wires are under clinical trials; and our PA Mini-Screws are under animal test.

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

The Company has developed six proprietary polymer fixation implant product lines, including screws, pins, tacks, rods and binding wires, which provide an alternative to metal implants and overcome the limitations of first generation re-absorbable fixation devices. The Company’s product range will ultimately cover the full gamut of components for implantation, including human orthopaedic and dental applications, as well as veterinary applications.

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

The final step entailed strengthening and shaping the processed compound by using directional extrusion and molding. Degradable acantha inoculators, fixation screws, orthopaedics stuffing, enlace strings, and anti-conglutination membrane can all be manufactured, as needed, using this same technique.

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

Product Analysis

Our products are manufactured in a 100,000 level GMP factory with stringent quality management system, workshop alongside a 10,000-level bacteria purification zone. The R&D, production and quality management capabilities satisfies the requirements of implantable medical device production management specifications, ISO9001 and ISO13485. Over the years, Shenzhen Changhua has developed a series of orthopedic internal fixation products such as bone screws, rib nails, tying lines and bone plates using a newly synthesized material, PPH (PA6-P(MMA-co-NVP)-HA)

Overview of PA Devices and Market in the US, China and Worldwide

The global orthopaedic device market reached US$51 billion in 2018, owing to multiple factors that are enabling it to progress at a CAGR of 15% from 2019 to 2023.

The key drivers of the global orthopaedic devices market are the 2 factors below:

1.	Rapidly aging population
2.	High demand for painless treatments

Growth in geriatric population is primarily pushing demand for orthopaedic solutions globally. Effects of aging, such as diminishing bone density and weakening bones due to excessive loss of bone mass, make their presence felt from 35 years of age and become more prominent after 55 years. By 2050, 1 billion or more people would be above 60 years old.

In addition, the demand for more pain-free treatments and increasing number of sport related injuries and road accidents are expected to fuel the need for orthopaedic devices. However, stringent regulatory approval procedures as well as the high cost of surgical procedures and these devices are the main reasons restraining market growth, and making it a high-barrier of entry.

China’s Market for PA Devices

With a population of over 1.3 billion, China is the world’s most densely populated country and makes up of one-fifth of the world’s population. China’s population is nearly five times more than United States even though both roughly cover the same geographic area. There are 32 Provinces, Autonomous Regions, and Municipalities of Mainland China.

China’s orthopaedic implant device industry is in a state of rapid market growth. With the acceleration of population aging, the improvement of medical policies, and an increase in people’s treatment awareness, China’s orthopaedic implant medical device sector continues to boom, with a huge potential orthopaedic market base and developmental space. According to The Blue Book of Chinese Medical Devices, the size of the orthopaedic implant market in China reached US$3.74 billion in 2018, an annual increase of 16.44%, and the compound annual growth rate from 2010 to 2018 was 17.52%. With a domestic aging population, coupled with increasing demand for health care and increased purchasing power, the orthopaedic implant market is expected to maintain an annual growth rate of 15%.

Competitive Analysis

To the best of our knowledge, our Company is the only patent holder of PA technologies in China, as well as the only company received the NMPA (formerly the CFDA) approval in China. At this time there are no similar products in this market. Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerable longer than the 3 year regulatory advantage. This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw approved by the NMPA in 2018, has completed 100% of the required clinical trials, with a 100% success rate.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s NMPA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under existing regulation structure, it will take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

Specific Competition

Competition in the medical implant device industry is intense both in China and in global markets. In orthopaedics, ABMT’s principal competitors are the numerous companies that sell metal implants. ABMT competes with the manufacturers and marketers of metal implants by emphasizing the ease of implantation of the Company’s polymer implants, the cost effectiveness of such products, and the elimination of risks associated with the necessity of performing removal surgeries frequently required with less modern products.

Our Polymer (PA) Bone Screw is the first of its kind among all polymer-based implantations and has no competitors due to the sophisticated manufacturing technologies and technique needed for its production.

According to the record from the NMPA and our estimates, it will take at least 5 years for another medical device provider with similar technology to appear in the market. This is because much time will need to be spent on developing material compatibility, safety and undergoing clinical trials in reaching proper standards.

In addition, the current market is mainly saturated with metallic compound bone screws, and the medical industry has been using it predominantly since the 1900s. Not only is our invented material biologically stable and easily accepted by the human body, it is also very versatile and therefore has a great market potential.

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including Stryker Corp, Zimmer Biomet, Medtronic, Johnson & Johnson Services, and Smith & Nephew and others. Although many of these competitors have substantially greater resources upon which to draw, we are confident that the technological superiority of the more forward-looking product will ultimately equalize the playing field by orthopaedic innovation.

Product advantage and Market Opportunity:

-	There are no similar patent registrations in China.
-	We are the only company approved by the NMPA and permitted to take clinical trials.
-	We have a timing advantage over other companies in China which would have to go through the preclinical testing for the NMPA permit on Clinical Trials.
-	Under existing regulation by NMPA, it will take at least 3-5 years to complete clinical trials for a new product similar to the Company’s PA Screw, which has finished all required clinical trials.

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

	Metallic Compounds	Poly-lactic Acid	ABMT’s Material (Polyamide)
Market Size & Growth	~97% CAGR = 7% (From Oxford Academics)	~3% CAGR = 15% (From Oxford Academics on polymer based medical devices)	N/A CAGR = 15% (From Oxford Academics on polymer based medical devices)
Bio-compatibility level	Bending Strength and tensile strength exceeds that of the human bone.	Bending strength and tensile strength are close to that of the human bone	Bending strength and tensile strength are close to that of the human bone
Problems/ Issues	Metallic ions cause extreme inflammation; Reduction in mechanical hold and sturdiness	Acidic compounds in bones result in aseptic inflammation and severe water accumulation	No apparent issues and with mechanical sturdiness; no inflammation resulted.
Long-term Effects	Impair and damage nearby tissues If placed too long	High degradation speed; resulting in empty slots in bones; could cause a 2nd bone fracture	High bio-stability and long-lasting support
Surgical cost	Requires removal surgery (40% of the time); Increasing cost (Additional $500 USD), physical and mental pain	Does not require a 2nd surgery, acidic compounds excreted out from the body	Does not require 2nd surgery. No toxic compounds released into blood circulation
Remarks	Composition not easily affected by external factors during production	Characteristics and properties easily altered during manufacturing, purification and storage processes	Composition and characteristics not easily affected by external factors during production

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

Towards the end of the last century, spinal and orthopaedic implants evolved towards progressively stronger and stiffer devices, as it was presumed that increased construct rigidity would optimize the biological milieu and provide more rapid and robust healing and arthrodesis. For the past 20 years, titanium has been the most widely used, and the most expensive material for fixing fractures (in both elective and emergency surgery). More than 1,000 tons (2.2 million pounds) of titanium devices of every description and function are implanted in patients worldwide each year. Although metal exhibits the desired strength and rigidity to allow the healing process to begin, there are a number of issues associated with using permanent titanium systems. Our PA materials deliver many of the benefits of their metal counterparts, without the disadvantages:

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

In January 2017, SIPO has issued to the Company a new patent titled “Bone Fracture Plate Made of High Polymer Materials”, patent no. ZL 2014 1 0647464.1, which strengthens the Company’s position in manufacturing process and related controls using our unique polyamide materials.

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

Employees

As of October 31, 2019, we had 15 employees, with 6 employees in R&D, Clinical and Regulatory, 4 employees in Manufacturing, 4 employees in General and Administration, and 1 employee in Accounting.

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

Government Regulations

Our primary target market is the medical community of the People’s Republic of China (PRC). Medical devices manufactured by the Company in China are subject to regulation by the National Medical Products Administration of the PRC (“NMPA”), formerly the China Food and Drug Administration (“CFDA”) and the State Food and Drug Administration (“SFDA”) of the PRC. The manufacturing facilities are also required to meet China’s Good Manufacturing Practices (“GMP”) standards.

The Company’s production facilities are fully compliant with GMP requirements. The Company’s PA Screw was approved by the NMPA in April 2018. Furthermore, due to the uniqueness of our PA Screw, it has been independently categorized so the marketing prices are set by the Company rather than healthcare platforms.

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

Fiscal Quarter	High Bid	Low Bid
2019
Fourth Quarter 08-01-19 to 10-31-19	$0.25	$0.012
Third Quarter 05-01-19 to 07-31-19	$0.322	$0.121
Second Quarter 02-01-19 to 04-30-19	$0.50	$0.112
First Quarter 11-01-18 to 01-31-19	$0.75	$0.121

Fiscal Quarter	High Bid	Low Bid
2018
Fourth Quarter 08-01-18 to 10-31-18	$0.55	$0.21
Third Quarter 05-01-18 to 07-31-18	$0.74	$0.25
Second Quarter 02-01-18 to 04-30-18	$2.00	$0.13
First Quarter 11-01-17 to 01-31-18	$0.18	$0.12

Shareholders

At October 31, 2019, we had 59 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

Overview

The following discussion is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance and should be read in conjunction with the financial statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1.	The company’s lack of funds in new R&D, especially in clinical testing;
2.	The company’s lack of funds in new equipment and the utilization of the production process after the NMPA approval;
3.	The company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
4.	The company needs funding for marketing and sales network build-up;
5.	The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval;
6.	While the company currently holds two patents originating in China, the patents does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. New patents are expected to be filed as result of our continuous research works for new and refined materials. Additionally, all machinery used to manufacture our products is protected by Chinese patents.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and marketing of biomaterial internal fixation devices. We hold one medical device permit from the National Medical Products Administration of the PRC (“NMPA”) for our product - polymer orthopaedic internal fixation screws and two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, their uses and manufacturing processes are protected by Patent No. ZL971190739. A new patent, No. ZL201410647464.1 titled “Bone Fracture Plate Made of High Polymer Materials” was granted to us in January 2018. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopaedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder and market permit holder of PA technologies in China, as well as the only company currently engaged in clinical trials, manufacturing and marketing for PA orthopaedic internal fixation devices in the PRC. Our products are made of a very unique material called PA6-P(MMA-CO-NVP)-HA (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

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

Our products are designed to replace the traditional internal fixation device made of stainless steel and titanium and overcome the limitations of previous generations of products such as PLA and PLLA. Our laboratory statistics show that our PA products have a higher mechanical strength, last longer in degradation ratio and are more evenly absorbed form outer layer inwards as compared with similar materials such as PLA and PLLA. Thus PA allows increased restoration time for bone healing and re-growth. The Company’s polymer orthopaedic internal fixation screws received approval from the National Medical Products Administration of the PRC (“NMPA”) in April 2018. We launched our sales campaign at the end of our fiscal year ended October 31, 2019 and achieved a milestone in the Company’s history by generating revenue through the sales of our PA Screws.

NMPA Application Process and Approval for Polymer Screws

The Company first submitted its application for PA Screws to the NMPA (formerly the SFDA/CFDA) in 2008. The application has been withheld by the NMPA pending additional clinical trial cases. This is due to the amended NMPA regulations, which unlike previous regulations require the applicant to specify the position on the body where the clinical trial is carried out. Our amended NMPA application has specified the ankle fracture as the body part of our clinical trial. This is because bones around this part carry most of the body weight.

Due to the uniqueness of our material, there were no established NMPA Product Standards that we could follow during our application process for our PA Screws. To establish our own Product Standards, the Company had been carrying out extra tests. The Company submitted its Product Standards and supplementary reports to the NMPA in 2014. In December 2016, the Company received a notice from the NMPA requesting supplementary report as part of the review process. The Company completed the supplementary report and submitted it to the NMPA in June 2017.

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Clinical Trials on Other Products

The Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

Government Regulation

Medical implant devices/products manufactured or marketed by the Company in China are subject to extensive regulations by the NMPA. Pursuant to the related laws and acts, as amended, and the regulations promulgated there under (the “NMPA Regulations”), the NMPA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. The NMPA also has the authority to request repair, replacement, or refund of the cost of any device manufactured or distributed by the Company.

Under the NMPA Regulations, medical devices are classified into three classes (class I, II or III), the basis of the controls deemed necessary by the NMPA to reasonably assure their safety and efficacy. Under the NMPA’s regulations, class I devices are subject to general controls (for example, labeling and adherence to Good Manufacturing Practices (“GMP”) requirements) and class II devices are subject to general and special controls. Generally, class III devices are those which must receive premarket approval by the NMPA to ensure their safety and efficacy (for example, life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found substantially equivalent to legally marketed class I or class II devices). The Company is classified as a manufacturer of class III medical devices. Current NMPA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

Before a new device can be introduced into the market in China, the manufacturer generally must obtain NMPA marketing clearance through clinical trials. Since the Company is classified as a manufacturer of Class III medical devices, the Company must carry out all clinical trials in pre-selected NMPA approved hospitals.

Manufacturers of medical devices for marketing in China are required to adhere to GMP requirements. Enforcement of GMP requirements has increased significantly in the last several years and the NMPA has publicly stated that compliance will be more strictly scrutinized. From time to time the NMPA has made changes to the GMP and other requirements that increase the cost of compliance. Changes in existing laws or requirements or adoption of new laws or requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will not incur significant costs to comply with applicable laws and requirements in the future or that applicable laws and requirements will not have a material adverse effect upon the Company’s business, financial condition and results of operations.

Regulations regarding the development, manufacturing and sale of the Company’s products are subject to change. The Company cannot predict the impact, if any, that such changes might have on its business, financial condition and results of operations.

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2019 and 2018.

Sales and Marketing

The Company launched the sales and marketing campaign of its NMPA approved unique proprietary bio-polymer internal fixation screws (“PA Screws”) at the end of the fiscal year ended October 31, 2019. The campaign was kick-started with the signing of a sales and marketing distribution agreement between Shenzhen Changhua, an ABMT subsidiary, and Guangzhou Ding Hua Biomedical Technology Ltd. (“GZDH”), a medical device sales company based in Guangzhou, South China. Both companies share core values and a common vision of the future. Guangzhou Ding Hua (GZDH) has been authorized as Changhua’s national sales representative company and will be leading its sales effort in China, where the market value for orthopaedic devices is expected to reach $4 billion USD and continue to grow in the coming years. Mr. Chen Tie Jun, a related party, has a significant equity interest in Guangzhou Ding Hua (“GZDH”).

The Company has established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company’s CEO, has over 25 years’ sales experience in medical distribution. She is in charge of our sales programs. Professor LIU, Shangli, our chief medical advisor for Greater China, is one of the highest ranked orthopaedic doctors in China as well as being highly renowned in the rest of the world. He has assisted the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools.

The Company has been actively boosting its brand through participating in national and provincial orthopaedic conferences, garnering deals with national and provincial distributors. In addition, we have coordinated with government authorities to obtain the National New Orthopaedic Consumables Classification Code (“OCCC”) especially for our unique proprietary bio-polymer internal fixation screws, and completed the provincial product registrations meeting China’s Medical Sourcing regulations. We believe that these activities will not only strengthen our network of agents and distributors to reach a greater number of hospitals, but also allow us to better understand the needs and demands of surgeons, without inhibiting existing operational procedures and maximizing the effectiveness of our products.

Revenues

The Company achieved a milestone in its history by generating sales revenue at the end of the fiscal year ended October 31, 2019. The management team is continuously looking for fundraising possibilities for sales and marketing expansion, product improvement, machinery upgrades, facility expansions and continuous research and development.

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

Funding Needs

The Company estimates that it will need to raise minimum $1,000,000 over the next 12 months to market and expand the sales of its products. This amount may increase if we decide to start clinical trials on new products. Due to the COVID-19 pandemic in January 2020, our sales plan has been disrupted and we do not expect our revenue to cover our expenditures in 2020. Therefore, we will continue to rely on external investments and shareholder’s loans to meet our cash needs. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed. There is a Letter of Continuing Financial Support signed between the Company and one of its major shareholders, Titan Technology Development Ltd.

China’s Marketing Analysis

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and China has overtaken Japan as the second largest market in the world. The size of the orthopaedic implant market in China continued to grow from US$2 billion in 2014 to US$3.2 billion in 2017. Even taken into account of the factors that have slowed down the growth, such as centralized procurement and domestic “import substitution” programs, the size of the China’s orthopaedic implant medical device market was US$3.74 billion in 2018, a growth rate of 16.44% compared with 2017.(source: the Blue Book of Chinese Medical Devices).

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

- We are the only company received market approval and permitted to perform PA clinical trials by the NMPA to the best of our knowledge.

- We have a timing advantage over other companies in China, which would have to go through the preclinical testing for the NMPA permit on clinical trials.

- Under new regulations by the NMPA, it will take at least 5-10 years for clinical trials of new materials.

- Our patented material will enables us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals at the end of November 2019 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by National Health Commission of the People’s Republic of China

(November 2019)

	November 2019	November 2018	Increase / (Decrease)
Total No. of Hospitals	33,972	32,476	1,496
Public Hospital	11,891	12,072	(181)
Private Hospital	22,081	20,404	1,677
Hospital Rating
AAA	2,681	2,498	183
AA	9,478	8,806	672
A	11,014	10,477	537
Unrated	10,799	10,695	104

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopaedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

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

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2019 and 2018 was $263,639 and $56,512.

We expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property. The Company will be working closely with medical institutions and research universities to expedite future clinical trials of upcoming series of polymer fixation devices, including Intramedullary Nailing Fixation, Binding Wires, Micromodule Screws & Plates, Maxillofacial & Craniofacial Plates, and Rib Pins.

Impact of COVID-19 Outbreak

The Company’s primary business is carried out through its subsidiary, Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”), based in Shenzhen, China, where the COVID-19 pandemic started in January 2020.

The Company has identified the following areas that have been adversely affected by COVID-19 pandemic:

1.	Operation: Our facilities in China are not fully staffed due to COVID-19 lockdown, travel restrictions and quarantine requirements. This affects our accounting and marketing departments mostly because a large number of staff cannot come back to office as they are not allowed to travel or have 14-day quarantine before they come back to work. As the situation is getting better in China, we expect our operation will be back to normal by May 2020.
2.	Manufacturing: We have sufficient raw material stock for 2 months and our production should not be affected. However, if COVID-19 pandemic persists and continues beyond May 2020, our supply chain will be affected, and we may be short of raw material supply.
3.	Marketing: We launched our sales campaign in November 2019 and we generated revenue the first time in the history of the Company in the quarter ended January 31, 2020. Our sales and marketing plans have been disrupted by COVID-19 pandemic because almost all the hospitals in China have been dealing with COVID-19 and non-essential operations have been postponed or cancelled.

The Company is working with its business partners and workforce through crisis planning, effective communication and co-operation to minimize the negative impact of the COVID-19 pandemic.

Finance Costs

As of October 31, 2019 and 2018, the Company owed $824,705 and $718,808 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2019 and 2018, the Company owed $1,802,625 and $1,715,840 to Chi Fung Yu, $2,835,785 and $2,344,849 to Tie Jun Chen, $37,701 and $36,040 to Que Feng, $240,527 and $228,842 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2019 and October 31, 2018 are $48,418 and $42,884 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2019 and October 31, 2018 are $93,742 and $98,431 for Chi Fung Yu; $155,444 and $128,680 for Tie Jun Chen; $2,032 and $2,133 for Que Feng; $14,067 and $14,628 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2019 and October 31, 2018, the Company owed the following amounts respectively to three directors for advances made - $256,469 and $252,377 to Wang Hui; $23,478 and $20,930 to Chi Ming Yu; $567 and $567 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the year ended October 31, 2019 and 2018 respectively is $12,707 and $13,815 for Wang Hui; $0 and $0 for Chi Ming Yu and Kai Gui.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2019 and 2018. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,224,307 and $2,082,118 as of October 31, 2019 and 2018 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2019 and 2018 was $756,265 and $707,920 respectively. The net change in the valuation allowance for 2019 was an increase of $48,345.

Masterise was incorporated in the BVI and under current law of the BVI, is not subject to tax on income.

Shenzhen Changhua was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The income tax rate has been 25%. No income tax expense has been provided by Shenzhen Changhua as it has only started to generated revenue at the end of fiscal year and it has incurred losses.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $9,581,438 at October 31, 2019 that includes a net loss of $948,820 for the year ended October 31, 2019. We only start to generate revenue at the end of our fiscal year from inception to October 31, 2019 but have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $6,577,273 at October 31, 2019 compared to a working capital deficit of $5,721,907 as of October 31, 2018. Our working capital deficit increased as a result of the fact that we only started to market of our NMPA approved PA Screw in China at the end of our fiscal year, and the company has to put resources to market its products, complete the clinical trials of other products. Although we began to generate revenues at the end of our fiscal year, the first time in the Company’s history, the revenue income was not sufficient and our main source of financing during the year came in the form of a loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $742,530 in the year ended October 31, 2019. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $18,565 net cash used in investing activities in the year ended October 31, 2019. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the year ended October 31, 2019 was $759,842, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of marketing of our products and equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our products and common stock to fund our business plan should we decide to proceed. We anticipate our sales revenue will not meet our financial needs in 2020 and we need to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2019, will be insufficient to meet our cash needs. The management is actively marketing its product, pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, manufacturing and marketing our products, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,581,438 as of October 31, 2019 that includes a net loss of $948,820 for the year ended October 31, 2019. The Company’s total current liabilities exceed its total current assets by $6,577,273 and the Company used cash in operations of $742,530.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent up the Company’s ability to generating revenue, raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is now marketing its products, pursuing additional funding and potential merger or acquisition candidates, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

As of October 31, 2019, loans from the Company’s stockholder, three directors, three related parties and a non-related third party totaling $6,021,857 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations. The Company launched the sales campaign for its NMPA approved PA Screws at the end of fiscal year ended October 31, 2019 and generated revenue the first time in the Company’s history. The Company believes its revenue will gradually increase during 2020.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the year ended October 31, 2019 and 2018, the company has not recognized any impairment charges.

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

5.	Revenue recognition

Revenue from contract with customers is recognized when control of goods is transferred to a customer, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good, generally on delivery of the goods.

Revenues are generated from manufacturing and supply of biomaterial internal fixation devices, which are sold through its network of distributors/agents and direct sales channels. Our performance obligations are satisfied at a point in time. Our contracts have an anticipated duration of less than a year.

Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenue in the period in which we make such a determination.

6.	Income taxes

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

7.	Research and Development

Research and development costs related to both present and future products are expensed as incurred.

8.	Foreign currency translation

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations. The Company will carefully analyze these recently accounting pronouncement and take action to adopt them as required.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2019

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Advanced Biomedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (the “Company”) as of October 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended October 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered from losses from operation and significant accumulated deficits. The Company comes to have insufficient cash flows generated from operations and provided for development. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2016.

Hong Kong, China

March 20, 2020

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,592	$6,860
Other receivables and prepaid expenses	49,767	32,649
Inventory	64,107	-

Total Current Assets	119,466	39,509

Property and equipment, cost	534,666	521,120
Less: Accumulated depreciation	(435,632)	(418,225)
PROPERTY AND EQUIPMENT, NET	99,034	102,895
TOTAL ASSETS	$218,500	$142,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$674,882	$443,163
Due to directors	280,514	273,874
Due to a stockholder	824,705	718,808
Due to related parties	4,916,638	4,325,571

Total Current Liabilities	6,696,739	5,761,416

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,874,850 and 69,624,850 issued and outstanding as of October 31, 2019 and October 31, 2018 respectively	698	696
Additional paid-in capital	2,768,138	2,740,183
Accumulated deficit	(9,581,438)	(8,632,618)
Accumulated other comprehensive income	334,363	272,727

Total Deficit	(6,478,239)	(5,619,012)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$218,500	$142,404

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	October 31,	October 31,
	2019	2018
NET SALES	$11,657	$-
Cost of sales	(7,596)	-
Gross margin	4,061	-

OPERATING EXPENSES
General and administrative expenses	324,010	561,210
Depreciation	21,150	16,295
Research and development	263,639	56,512
Total Operating Expenses	608,799	634,017

LOSS FROM OPERATIONS	(604,738)	(634,017)

OTHER (EXPENSES) INCOME
Interest income	24	36
Interest paid to a stockholder and related parties	(313,703)	(286,756)
Imputed interest	(12,707)	(13,815)
Other, net	(17,696)	(18,768)
Total Other (Expenses) Income, net	(344,082)	(319,303)

LOSS BEFORE TAXES	(948,820)	(953,320)
Income tax expense	-	-
NET LOSS	(948,820)	(953,320)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(948,820)	(953,320)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income	61,636	262,770

Total other comprehensive gain	61,636	262,770
COMPREHENSIVE GAIN/(LOSS) ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(887,184)	$(690,550)

Net loss per share-basic and diluted
- basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic and diluted	69,626,220	69,381,015

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2016	67,124,850	$671	$2,520,520	$(6,987,698)	$104,212	$(4,362,295)

Stock issued for debt conversion at 0.05 per share	2,000,000	20	99,980	-	-	100,000

Stock issued for services ($0.15 per share)	250,000	3	37,497	-	-	37,500

Imputed interest on advances from directors	-	-	15,623	-	-	15,623

Net loss for the year	-	-	-	(691,600)	-	(691,600)

Foreign currency translation loss	-	-	-	-	(94,255)	(94,255)

Balance at October 31, 2017	69,374,850	$694	$2,673,620	$(7,679,298)	$9,957	$(4,995,027)

Stock issued for services ($0.211 per share)	250,000	2	52,748	-	-	52,750

Net loss for the year	-	-	13,815	(953,320)	-	(939,505)

Foreign currency translation gain	-	-	-	-	262,770	262,770

Balance at October 31, 2018	69,624,850	$696	$2,740,183	$(8,632,618)	$272,727	$(5,619,012)

Stock to be issued ($0.061 per share)	250,000	2	15,248	-	-	15,250

Imputed interest on advances from directors	-	-	12,707	-	-	12,707

Net loss for the year	-	-	-	(948,820)	-	(948,820)

Foreign currency translation gain	-	-	-	-	61,636	61,636

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$(9,581,438)	$334,363	$(6,478,239)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(948,820)	$(953,320)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	21,150	16,295
Imputed interest	12,707	13,815
Stock issued for services	15,250	52,750
Changes in operating assets and liabilities
Decrease (increase) in:
Inventory	(65,473)	-
Other receivables and prepaid expenses	(17,745)	(16,861)
Depreciation allocated to inventory	404	-
Increase in:
Other payables and accrued expenses	239,997	54,900
Net cash used in operating activities	(742,530)	(832,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,565)	(64,405)
Net cash used in investing activities	(18,565)	(64,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	105,877	136,441
Due to directors	9,078	(34,932)
Due to related parties	644,887	794,771
Net cash provided by financing activities	759,842	896,280

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(15)	(57)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,268)	(603)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	6,860	7,463

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	5,592	6,860

Supplemental of cash flow information
Interest income	$24	$36
Income tax	$-	$-

Other non cash items
Interest expenses	$313,703	$286,756

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

Advanced Biomedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”) was incorporated in the People’s Republic of China (“PRC”) on September 25, 2002 as a limited liability company with a registered capital of $724,017. Shenzhen Changhua is owned by two stockholders in the proportion of 70% and 30% respectively. Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit and one Class II permit from the National Medical Products Administration of the PRC (“NMPA”), formerly the China Food and Drug Administration (“CFDA”) the PRC. The Company holds two patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). The Company only started to generate at the end of the fiscal year ended October 31, 2019 since its inception and, in accordance with Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”, is considered a Development Stage Company.

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2019 and 2018, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2019 and 2018, the Company has not recognized any allowances for impairment.

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

(H)	Revenue recognition

Revenue from contract with customers is recognized when control of goods is transferred to a customer, at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Control is considered to be transferred when the customer has the ability to direct the use of and obtain substantially all of the remaining benefits of that good, generally on delivery of the goods.

Revenues are generated from manufacturing and supply of biomaterial internal fixation devices, which are sold through its network of distributors/agents and direct sales channels. Our performance obligations are satisfied at a point in time. Our contracts have an anticipated duration of less than a year.

Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenue in the period in which we make such a determination.

(I)	Contract liabilities

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract liability when revenue is recognised subsequent to invoicing.

(J)	Income taxes

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

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we would record the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is a 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

(K)	Research and development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2019 and 2018 were $263,639 and $56,512 respectively.

(L)	Foreign currency translation

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2019	October 31, 2018
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.8376=RMB7.0379	US$1=HK$7.8393=RMB6.9737

Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.8366=RMB6.8911	US$1=HK$7.8351=RMB6.5629

The translation gain and loss recorded for the years ended October 31, 2019 and 2018 were $61,636 and $262,770 respectively.

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates. Although the Chinese government regulations now allow convertibility of RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that RMB could be converted into US$ at that rate or any other rate.

The value of RMB against US$ and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US$ reporting.

(M)	Other comprehensive loss

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive gain and loss for the years ended October 31, 2019 and 2018 were $61,636 and $262,770 respectively.

(N)	Loss per share

Basic loss per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. There are no potentially dilutive securities as at October 31, 2019 and October 31, 2018.

(O)	Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(P)	Recent Accounting Pronouncements

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations. The Company will carefully analyze these recently accounting pronouncement and take action to adopt them as required.

2.    PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2019 and 2018:

	October 31,
	2019	2018

Plant and machinery	$309,626	$296,517
Motor vehicles	39,174	39,534
Office equipment	36,696	34,572
Computer software	5,017	5,017
Office improvements	144,153	145,480

	534,666	521,120
Less: accumulated depreciation	435,632	418,225

Property and equipment, net	$99,034	$102,895

Depreciation expense for the year ended October 31, 2019 and 2018 was $21,150 and $16,295 respectively.

3.    OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2019 and 2018 consisted of the followings:

	October 31,
	2019	2018

Trade payables	$2,493	$-
Other payables	213,132	215,095
Contract liabilities	135,942	-
Accrued expenses	323,315	228,068

	$674,882	$443,163

4.    RELATED PARTY TRANSACTIONS

As of October 31, 2019 and 2018, the Company owed $824,705 and $718,808 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2019 and 2018, advances from related parties were as follows:

	October 31,
	2019	2018

Yu Chi Fung	$1,802,625	$1,715,840
Que Feng	37,701	36,040
Chen Tie Jun	2,835,785	2,344,849
Shenzhen Hygeian Medical Device Co., Ltd.	240,527	228,842

Amount due to related parties	$4,916,638	$4,325,571

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2019 and 2018 were as follows:

	October 31,
	2019	2018

Titan Technology Development Limited, a stockholder	$48,418	$42,884
Related parties:
Yu Chi Feng	93,742	98,431
Que Feng	2,032	2,133
Chen Tie Jun	155,444	128,680
Shenzhen Hygeian Medical Device Co., Ltd.	14,067	14,628

Interest expenses to a stockholder and related parties	$313,703	$286,756

As of October 31, 2019 and 2018, advances from directors were as follows:

	October 31,
	2019	2018

Hui Wang	$256,469	$252,377
Kai Gui	567	567
Chi Ming Yu	23,478	20,930

Amount due to directors	$280,514	$273,874

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Wang Wei, a director, were $12,707 and $13,815 for the years ended October 31, 2019, and 2018 respectively.

Sales for the year ended 31 October 2019 amounted to US$11,657 (2018: Nil) were made to Guangzhou Ding Hua Biomedical Technology Ltd. (“GZDH”), a company in which Mr. Chen Tie Jun has a significant equity interest.

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

On 30 October 2019, the Company issued 100,000 and 150,000 shares of restricted common stock as directors’ compensation for past services to Mr. Chi Ming Yu and Mr. Kai Gui, directors of the Company respectively. The shares were valued at the closing price of $0.061 per share on the date of grant, yielding an aggregate fair value of $15,250.

On 3 March 2020, the Company issued 100,000 shares of restricted common stock at $0.042 to Prof. Puyi Sheng, the Company’s chief medical officer, as a signup bonus. The shares were valued at the closing price on the date of grant yielding an aggregate fair value of $4,200.

6.    COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $71,247 and $58,469 for the years ended October 31, 2019 and 2018 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Lease commitments

As of October 31, 2019, the Company had outstanding commitments with respect to operating leases, which are due as follows:

2020	$47,742
2021	27,849
2022	6,820

Total	$82,411

The Company leased from a third party office space at monthly rent prevailing at October 31, 2019 of $1,850 (2018: $1,867). This operating lease expired on July 20, 2015. The Company continues to lease this premises at same monthly rent pending a formal renewal of the lease.

(C)	Capital commitments

The Company has outstanding commitments contracted for, net of deposit paid of US$23,768, in respect of acquisitions of plant and machineries as of October 31, 2019 amounted to US$7,235 (2018: Nil).

7.    INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2019 and 2018. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,224,307 and $2,082,118 as of October 31, 2019 and 2018 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2019 and 2018 was $756,265 and $707,920 respectively. The net change in the valuation allowance for 2019 was an increase of $48,345.

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

8.    CONCENTRATIONS AND RISKS

As at October 31, 2019 and 2018, 96% and 4% of the Company’s assets were located in the P.R.C. and the United States respectively.

9.    GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $9,581,438 as of October 31, 2019 that includes a net loss of $948,820 for the year ended October 31, 2019. The Company’s total current liabilities exceed its total current assets by $6,577,273 and the Company used cash in operations of $742,530. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To continue as a going concern, the Company is actively pursuing additional funding and strategic partners to enable it to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

10.  SUBSEQUENT EVENT

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements except new share issuance as stated in Note 5.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of October 31, 2019, based on the criteria established in Internal Control — Integrated Framework and Enterprise Risk Management – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in 2013. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of October 31, 2019. The Company’s internal control over financial reporting as of October 31, 2019 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2019, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	46	President, Director
Hui Wang	50	Chief Executive Officer, Director
Kai Gui	50	Director, Secretary, Chief Financial Officer, Chief Operating Officer

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

Kai Gui, Director, Secretary, Chief Financial Officer and Chief Operating Officer, worked as an Analyst Programmer in the British media industry, and as IT Manager, Circulation Manager, and Foreign Publishing Director at S.J.P. Ltd in London from 1994 to 2008. Beginning in 2000 Mr. Gui participated in several business projects involving Chinese publicly listed companies. He was the Director of China Feed Industry Association Information Centre’s European Office. He is Vice President of Titan Technology Development Ltd. After graduating from the University of Westminster in London, Mr. Gui took a Post-graduate course in Financial Management at Middlesex University in London. The Board concluded that Kai Gui should serve as a Director due to his business experience and financial management skills.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2019.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	$35,019	0	0	0	0	0	$35,019
Chi Ming Yu	0	0	0	0	0	0	0
Kai Gui	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2019.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang	0	0	0	0	0	0	0
Chi Ming Yu	0	6,100	0	0	0	0	6,100
Kai Gui	0	9,150	0	0	0	0	9,150

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	31.705%
Common Stock	Chi Ming Yu, President & Director	550,000	0.787%
Common Stock	Kai Gui, Secretary & Director	900,000	1.288%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	24,183,359	34.61%
All Officers & Directors		23,603,540	33.78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of October 31, 2019 and 2018, the Company owed $824,705 and $718,808 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2019 and 2018, the Company owed $1,802,625 and $1,715,840 to Chi Fung Yu, $2,835,785 and $2,344,849 to Tie Jun Chen, $37,701 and $36,040 to Que Feng, $240,527 and $228,842 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the year ended October 31, 2019 and October 31, 2018 are $48,418 and $42,884 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the year ended October 31, 2019 and October 31, 2018 are $93,742 and $98,431 for Chi Fung Yu; $155,444 and $128,680 for Tie Jun Chen; $2,032 and $2,133 for Que Feng; $14,067 and $14,628 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2019 and October 31, 2018, the Company owed the following amounts respectively to three directors for advances made - $256,469 and $252,377 to Wang Hui; $23,478 and $20,930 to Chi Ming Yu; $567 and $567 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the year ended October 31, 2019 and 2018 respectively is $12,707 and $13,815 for Wang Hui; $0 and $0 for Chi Ming Yu and Kai Gui.

Sales for the year ended October 31, 2019 amounted to US$11,657 (2018: Nil) were made to Guangzhou Ding Hua Biomedical Technology Ltd. ("GZDH"), a company in which Mr. Tie Jun Chen has a significant equity interest.

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

2019	$45,000	Centurion ZD CPA & Co.
2018	$37,000	Centurion ZD CPA & Co.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Chi Ming Yu	President and Director	March 20, 2020
Chi Ming Yu	(Principal Executive Officer)

/s/ Kai Gui	Director, Secretary and Chief Financial Officer	March 20, 2020
Kai Gui	(Principal Financial Officer)

/s/ Hui Wang	Director and Chief Executive Officer	March 20, 2020
Hui Wang	(Controller)

