Form 10-Q
period 2020-01-31
Advanced Biomedical Technologies Inc.
filed 2020-04-30
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2020

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

(718) 766-7898

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	ABMT	OTCQB

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

As of April 30, 2020, there are 69,974,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2020 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2020.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2020

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	January 31, 2020	October 31, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,086	$5,592
Other receivables and prepaid expenses	59,940	49,767
Inventory	49,399	64,107
Total Current Assets	117,425	119,466

Property and equipment, cost	544,377	534,666
Less: Accumulated depreciation	(448,418)	(435,632)
PROPERTY AND EQUIPMENT, NET	95,959	99,034

RIGHT-OF-USE ASSETS	64,518	-
TOTAL ASSETS	$277,902	$218,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$670,164	$674,882
Lease liabilities, current portion	45,286	-
Due to directors	298,911	280,514
Due to a stockholder	838,111	824,705
Due to related parties	5,044,984	4,916,638
Total Current Liabilities	6,897,456	6,696,739

NON-CURRENT LIABILITIES
Lease liabilities, less current portion	$22,301	$-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,874,850 issued and outstanding as of January 31, 2020 and
October 31, 2019	698	698
Additional paid-in capital	2,771,527	2,768,138
Accumulated deficit	(9,648,153)	(9,581,438)
Accumulated other comprehensive income	234,073	334,363

Total Deficit	(6,641,855)	(6,478,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$277,902	$218,500

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended
	January 31, 2020	January 31, 2019
Net sales	$60,501	$-
Cost of sales	(33,127)	-
Gross margin	27,374	-

OPERATING EXPENSES
General and administrative expenses	54,285	147,930
Depreciation	5,132	5,000
Depreciation on right-of-use assets	10,822	-
Research and development	56,780	16,979
Total Operating Expenses	127,019	169,909

LOSS FROM OPERATIONS	(99,645)	(169,909)

OTHER (EXPENSES) INCOME
Government grants	125,652	-
Interest income	5	10
Interest paid to a stockholder and related parties	(80,254)	(75,507)
Interest on lease liabilities	(1,297)	-
Imputed interest	(3,389)	(3,148)
Other, net	(4,861)	(3,969)
Total Other (Expenses) Income, net	35,856	(82,614)

LOSS BEFORE TAXES	(63,789)	(252,523)
Income tax expense	-	-
NET LOSS	(63,789)	(252,523)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(63,789)	(252,523)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(100,290)	(211,644)

Total other comprehensive loss	(100,290)	(211,644)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(164,079)	$(464,167)

Net loss per share-basic and diluted - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	69,874,850	69,430,102

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	loss	Total
Balance at October 31, 2018	69,624,850	$696	$2,740,183	$(8,632,618)	$272,727	$(5,619,012)

Imputed interest on advances from directors	-	-	3,148	-	-	3,148

Net loss for the period	-	-	-	(252,523)	-	(252,523)

Foreign currency translation loss	-	-	-	-	(211,644)	(211,644)

Balance at January 31, 2019	69,624,850	$696	$2,743,331	$(8,885,141)	$61,083	$(6,080,031)

					Accumulated
	Common stock		Additional		other
	Number		paid-in	Accumulated	comprehensive
	of shares	Amount	capital	deficit	income/(loss)	Total

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$(9,581,438)	$334,363	$(6,478,239)

Retrospective effect of adoption of ASU 2016-02	-	-	-	(2,926)	-	(2,926)

Imputed interest on advances from directors	-	-	3,389	-	-	3,389

Net loss for the period	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	$698	$2,771,527	$(9,648,153)	$234,073	$(6,641,855)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	3 months ended
	January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(63,789)	$(252,523)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on owned property & equipment	5,132	5,000
Depreciation on right-of-use assets	10,822	-
Interest on lease liabilities	1,297	-
Imputed interest	3,389	3,148
Changes in operating assets and liabilities
Decrease (increase) in:
Inventory	15,685	-
Other receivables and prepaid expenses	(9,351)	(11,020)
Depreciation allocated to inventory	153	-
Increase (decrease) in:
Other payables and accrued expenses	(15,198)	55,628
Net cash used in operating activities	(51,860)	(199,767)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(525)	(7,968)
Renovation of factory premises	-	(17,075)
Net cash used in investing activities	(525)	(25,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	12,448	43,428
Due to directors	13,748	(6,552)
Due to related parties	40,640	197,746
Capital element of lease rental paid	(10,734)	-
Interest element of lease rental paid	(1,297)	-
Net cash provided by financing activities	54,805	234,622

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	74	273

INCREASE IN CASH AND CASH EQUIVALENTS	2,494	10,085

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	5,592	6,860

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$8,086	$16,945

Supplemental of cash flow information
Interest income	$5	$10

Other non cash items
Interest expenses	$81,551	$75,507

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of January 31, 2020, the consolidated results of operations for the three months ended January 31, 2020 and 2019 and consolidated statements of cash flows for the three months ended January 31, 2020 and 2019 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three months ended January 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2020. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2019 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 20, 2020.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of January 31, 2020 and October 31, 2019, the Company owed a stockholder $838,111 and $824,705 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2020 and October 31, 2019, the Company owed four related parties a total of $5,044,984 and $4,916,638 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2020 and 2019 were $80,254 and $75,507 respectively.

As of January 31, 2020 and October 31, 2019, the Company owed $298,911 and $280,514 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,389 and $3,148 for the three months ended January 31, 2020 and 2019 respectively.

Sales for the quarter ended 31 January 2020 amounted to US$60,501 (2019: Nil) were made to a company in which Mr. Chen Tie Jun has a significant equity interest

NOTE 6 COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASU 2016-02 on November 1, 2019 using the modified retrospective adoption method. The reported results for the three months ended January 31, 2020 reflect the adoption of ASC 842 guidance while the reported results for the three months ended January 31, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

Pursuant to ASC 842, the Company recognizes operating leases as right-of-use assets and lease liabilities as shown in the consolidated balance sheet. The Company has two operating leases with unrelated parties for factory space and director’s quarter in the P.R.C., which are non-cancelable and expiring on dates between 28 March 2021 and 30 April 2022, and do not include options to renew. The depreciable life of right-of use assets are limited by the term of leases.

As of January 31, 2020, the Company has lease commitments as follows:

For the year ending October 31,
2020	$36,437
2021	28,340
2022	6,940
Total lease payment payables	71,717
Less: Interest element	(4,130)
Total lease liabilities	67,587
Lease liabilities current portion	(45,286)
Lease liabilities less current portion	$22,301

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the Company’s incremental borrowing rate of 7%. The incremental borrowing rate was determined with reference to the interest rate applicable to borrowings from related parties disclosed in Note 4, Related Parties Transactions.

Capital commitments

The Company has outstanding commitments contracted for, net of deposit paid of US$1,446, in respect of acquisitions of plant and machineries amounted to US$2,675 and US$7,235 as of January 31, 2020 and 31 October 2019 respectively.

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

NOTE 8 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $9,648,153 as of January 31, 2020 that includes a net loss of $63,789 for the three months ended January 31, 2020. As of January 31, 2020, the Company’s total current liabilities exceeded its total current assets by $6,780,031 and the Company used cash in operations of $51,860 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on March 20, 2020.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of January 31, 2020, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2020 and 2019.

Revenues

The Company achieved a milestone in its history by generating sales revenue at the end of the fiscal year ended October 31, 2019. As of January 31, 2020, the Company’s net sales increased from $11,657 to $60,501 compared with previous quarter. Due to the COVID-19 pandemic, non-essential operations have been cancelled in hospitals nationwide in China. We expect the sales of our PA Screws to fall in the second quarter of 2020, and gradually recover during the third quarter as the COVID-19 cases ease off in China.

Our management team is continuously looking for fundraising possibilities for sales and marketing expansion, product improvement, machinery upgrades, facility expansions and continuous research and development.

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

China’s Marketing Analysis:

We have established long term relationships with many hospitals and national distributors in China. Ms. Hui Wang, the Company’s CEO, has over 25 years’ sales experience in medical distribution. Professor Shangli Liu, our chief medical advisor, is one of the highest ranked orthopedic doctors in China as well as being highly renowned in the rest of the world. He will assist the Company in nationwide product promotion and joint projects with associated academic institutions and medical schools. During product development and clinical trial stages, we developed close relationships with many major national hospitals. We expect these relationships to boost our revenue generation.

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

- We are the only company to receive market approval and permission to perform PA clinical trials by the NMPA to the best of our knowledge.

- We have a timing advantage over other Chinese companies; other companies would need to successfully complete preclinical testing for the NMPA in order to obtain clinical trial permits.

- Under new regulations by the NMPA, it will take at least 5-10 years for clinical trials of new materials.

- Our patented material enables us to rapidly diversify our product line according to market trend and demand.

Number of Hospitals at the end of February 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by the National Health Commission of the People’s Republic of China
(February 2020)

	February 2020	February 2019	Increase / (Decrease)
Total No. of Hospitals	34,104	33,125	979
Public Hospital	11,915	11,960	(45)
Private Hospital	22,189	21,165	1,024
Hospital Rating
AAA	2,762	2,582	180
AA	9,730	9,061	669
A	11,153	10,850	303
Unrated	10,459	10,632	(173)

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the quarter ended January 31, 2020 and 2019 was $56,780 and $16,979.

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

Marketing Strategy

The Company has been conducting Pre-Market Research before its PA Screws application was approved by the NMPA in April 2018. The research is intended to estimate the potential market success of the company’s products that can be expected. The research also beyond the Company’s initial market - China, and covers international markets. Based on the results of our Pre-Market Research and the positive feedbacks we have received from trade shows and industrial conferences, it is the Company’s intention to apply for additional international regulatory approvals in due course.

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

The Company has identified the following areas that have been adversely affected by COVID-19 pandemic:

1.	Operation: Our facilities in China were not fully staffed due to COVID-19 lockdown, travel restrictions and quarantine requirements. This affected our accounting and marketing departments mostly because a large number of staff couldn’t come back to office as they were not allowed to travel or have 14-day quarantine before they come back to work. As the crisis is easing off in China, we expect our operation to gradually be back to normal.
2.	Manufacturing: We have sufficient raw material stock for 2 months and our production should not be affected. However, if COVID-19 pandemic persists and continues beyond May 2020, our supply chain will be affected, and we may be short of raw material supply.
3.	Marketing: We launched our sales campaign in November 2019 and our sales increased in the quarter ended January 31, 2020. Our sales and marketing plans have been disrupted by COVID-19 pandemic because almost all the hospitals in China have been dealing with COVID-19 and non-essential operations have been postponed or cancelled.

The Company has been working with its business partners and workforce through crisis planning, effective communication and co-operation to minimize the negative impact of the COVID-19 pandemic.

Finance Costs

As of January 31, 2020 and October 31, 2019, a stockholder and four related parties had loaned a total of $5,044,984 and $4,916,638 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2020 and 2019 were $80,254 and $75,507 respectively.

As of January 31, 2020 and October 31, 2019, the Company owed $298,911 and $280,514 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,389 and $3,148 for the three months ended January 31, 2020 and 2019 respectively.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2020 and 2019 were $63,789 and $252,523 respectively. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $6,780,031 and $6,577,273 as of January 31, 2020 and October 31, 2019 respectively. Our working capital deficit is due to the fact that we received the NMPA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We only started our sales campaign and our sales revenues were not able to cover our expenses and we relied on loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $51,860 and $199,767 in the three months ended January 31, 2020 and 2019 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded net cash used of $525 and $25,043 in investing activities in the three months ended January 31, 2020 and 2019 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2020 and 2019 was $54,805 and $234,622 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at January 31, 2020, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $100,000,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ADOPTION OF NEW ACCOUNTING STANDARD

Leases

The Company has initially adopted ASU No. 2016-02, Leases (Topic 842) as of 1 November 2019 using the modified retrospective method. In addition, the Company elected the transition method permitted under the ASU 2018-11 issued in July 2018, which allowed the Company to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficits in the period of adoption.

The cumulative effect of the changes made to the consolidated balance sheet as of 1 November 2019 for the adoption of the new leases standard was as follows:

	Balances at	Adjustments	Balances at
	October 31,	on adoption of	November 1,
	2019	ASU 2016-02	2019
ASSETS
Right-of-use assets	$-	$74,139	$74,139
CURRENT LIABILITIES
Lease liabilities, current portion	-	(43,732)	(43,732)
NON-CURRENT LIABILITIES
Lease liabilities, net of current portion	-	(33,333)	(33,333)

Cumulative-effect adjustment to opening balance of accumulated deficit	$-	$(2,926)	$(2,926)

In determining the lease liability and corresponding right-of-use asset for each lease, the Company calculated the present value of future lease payments using the Company’s incremental borrowing rate. The incremental borrowing rate was determined with reference to the interest rate applicable to borrowings from related parties disclosed in Note 4, Related Parties Transactions.

The reported results for the three months ended January 31, 2020 reflect the adoption of ASC 842 guidance while the reported results for the three months ended January 31, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2020.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2020. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2020 based on the material weaknesses described below:

● Because the Company consists of one person who acts as the financial officer, operating officer, secretary and director of the Company, there are limited controls over information processing.

● There is an inadequate segregation of duties consistent with control objectives as financial reporting function is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company have obtained additional financial resources to determine whether improvement in segregation of duty is feasible.

● The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the Board oversight role within the financial reporting process.

● There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not provide financial information from and to the management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Date: April 30, 2020	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

