Form 10-Q
period 2020-04-30
Advanced Biomedical Technologies Inc.
filed 2020-06-22
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53051

Advanced BioMedical Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

200 Park Avenue, Suite 1700

New York City, NY 10166

(Address of principal executive offices, including zip code.)

(718) 766-7898

(Registrant’s telephone number, including area code)

350 Fifth Avenue, 59th Floor

New York, NY 10118

(Former address of principal executive offices, including zip code.)

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

As of June 22, 2020, there are 69,974,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2019 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2020 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2020.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2020

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2020 (unaudited) and October 31, 2019	F - 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the six months ended April 30, 2020 and 2019 (unaudited)	F - 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2019 through April 30, 2020 (unaudited)	F - 4

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2020 and 2019 (unaudited)	F - 5

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 6 – F - 9

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 30,	October 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,640	$5,592
Other receivables and prepaid expenses	36,404	49,767
Inventory	64,509	64,107
Total Current Assets	111,553	119,466

Property and equipment, cost	560,922	534,666
Less: Accumulated depreciation	(448,601)	(435,632)
PROPERTY AND EQUIPMENT, NET	112,321	99,034

RIGHT-OF-USE ASSETS	52,483	-
TOTAL ASSETS	$276,357	$218,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$674,989	$674,882
Lease liabilities, current portion	42,298	-
Due to directors	296,623	280,514
Due to a stockholder	850,505	824,705
Due to related parties	5,118,899	4,916,638
Total Current Liabilities	6,983,314	6,696,739

NON-CURRENT LIABILITIES
Lease liabilities, less current portion	$13,092	$-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,974,850 and 69,874,850 issued and outstanding as of Apr 30, 2020 and October 31, 2019	700	698
Additional paid-in capital	2,779,132	2,768,138
Stock-based compensation reserves	2,267	-
Accumulated deficit	(9,857,805)	(9,581,438)
Accumulated other comprehensive income	355,657	334,363

Total Deficit	(6,720,049)	(6,478,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$276,357	$218,500

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended		6 months ended
	April 30,	Apr 30,	April 30,	April 30,
	2020	2019	2020	2019
Net sales	$(211)	$-	$60,290	$-
Cost of sales	116	-	(33,011)	-
Gross margin	(95)	-	27,279	-

OPERATING EXPENSES
General and administrative expenses	57,776	127,472	112,061	275,402
Research and development	41,305	16,043	98,085	33,022
Depreciation	3,944	5,013	9,076	10,013
Depreciation on right-of-use assets	10,747	-	21,569	-
Stock-based compensation expenses	6,467	-	6,467	-
Total Operating Expenses	120,239	148,528	247,258	318,437

LOSS FROM OPERATIONS	(120,334)	(148,528)	(219,979)	(318,437)

OTHER (EXPENSES) INCOME
Government grants	(86)	-	125,566	-
Interest income	5	7	10	17
Interest paid to a stockholder and related parties	(80,077)	(79,463)	(160,331)	(154,970)
Interest on lease liabilities	(1,100)	-	(2,397)	-
Imputed interest	(3,407)	(3,207)	(6,796)	(6,355)
Other, net	(4,653)	(4,488)	(9,514)	(8,457)
Total Other (Expenses) Income, net	(89,318)	(87,151)	(53,462)	(169,765)

LOSS BEFORE TAXES	(209,652)	(235,679)	(273,441)	(488,202)
Income tax expense	-	-	-	-
NET LOSS	(209,652)	(235,679)	(273,441)	(488,202)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(209,652)	(235,679)	(273,441)	(488,202)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	121,584	31,985	21,294	(179,659)

Total other comprehensive loss	121,584	31,985	21,294	(179,659)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(88,068)	$(203,694)	$(252,147)	$(667,861)

Net loss per share-basic and diluted - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period
- basic	69,940,406	69,624,850	69,907,268	69,624,850

- diluted	70,097,739	69,624,850	69,985,070	69,624,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2018	69,624,850	$696	$2,740,183	$-	$(8,632,618)	$272,727	$(5,619,012)

Imputed interest on advances from directors	-	-	3,148	-	-	-	3,148

Net loss for the period	-	-	-	-	(252,523)	-	(252,523)

Foreign currency translation loss	-	-	-	-	-	(211,644)	(211,644)

Balance at January 31, 2019	69,624,850	696	2,743,331	-	(8,885,141)	61,083	(6,080,031)

Imputed interest on advances from directors	-	-	3,207	-	-	-	3,207

Net loss for the period	-	-	-	-	(235,679)	-	(235,679)

Foreign currency translation loss	-	-	-	-	-	31,985	31,985

Balance at Apr 30, 2019	69,624,850	696	2,746,538	-	(9,120,820)	93,068	(6,280,518)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Imputed interest on advances from directors	-	-	3,389	-	-	-	3,389

Net loss for the period	-	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	698	2,771,527	-	(9,648,153)	234,073	(6,641,855)

Shares issued for services	100,000	2	4,198		-	-	4,200

Imputed interest on advances from directors	-	-	3,407	-	-	-	3,407

Stock-based compensation expenses				2,267	-	-	2,267

Net loss for the period	-	-	-	-	(209,652)	-	(209,652)

Foreign currency translation loss	-	-	-	-	-	121,584	121,584

Balance at April 30, 2020	69,974,850	$700	$2,779,132	$2,267	$(9,857,805)	$355,657	$(6,720,049)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	6 months ended
	April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(273,441)	$(488,202)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation on owned property & equipment	9,076	10,013
Depreciation on right-of-use assets	21,569	-
Imputed interest	6,796	6,355
Interest on lease liabilities	2,397	-
Shares issued for services	6,467	-
Net exchange difference	(5)	-
Changes in operating assets and liabilities
Decrease (increase) in:	-	-
Inventory	(627)	(13,999)
Other receivables and prepaid expenses	13,365	(13,702)
Depreciation allocated to inventory	5,461	132
Increase in:
Other payables and accrued expenses	2,045	71,364
Net cash used in operating activities	(206,897)	(428,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(28,270)	(12,099)
Deposit for purchase of plant and equipment	-	(17,265)
Net cash used in investing activities	(28,270)	(29,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	24,632	73,597
Due to directors	17,125	(4,711)
Due to related parties	222,484	393,427
Capital element of lease rental paid	(21,579)	-
Interest element of lease rental paid	(2,397)	-
Net cash provided by financing activities	240,265	462,313

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(50)	110

INCREASE IN CASH AND CASH EQUIVALENTS	5,048	5,020

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	5,592	6,860

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$10,640	$11,880

Supplemental of cash flow information
Interest income	$10	$17

Other non cash items
Interest expenses	$162,728	$154,970

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2020, the consolidated results of operations for the three and six months ended April 30, 2020 and 2019 and consolidated statements of cash flows for the six months ended April 30, 2020 and 2019 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2020. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2019 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 20, 2020.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of April 30, 2020 and October 31, 2019, the Company owed a stockholder $850,505 and $824,705 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2020 and October 31, 2019, the Company owed four related parties a total of $5,118,899 and $4,916,638 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2020 and 2019 were $80,077, $79,463, $160,331 and $154,970 respectively.

As of April 30, 2020 and October 31, 2019, the Company owed $296,623 and $280,514 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,407, $3,207, $6,796 and $6,355 for the three and six months ended April 30, 2020 and 2019 respectively.

Sales for the 6 months ended 30 April 2020 amounted to US$60,290 (2019: Nil) were made to a company in which Mr. Chen Tie Jun has a significant equity interest

NOTE 6 COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASU 2016-02 on November 1, 2019 using the modified retrospective adoption method. The reported results for the six months ended April 30, 2020 reflect the adoption of ASC 842 guidance while the reported results for the six months ended April 30, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

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

As of April 30, 2020, the Company has lease commitments as follows:

For the year ending October 31,
2020	$23,789
2021	27,753
2022	6,797
Total lease payment payables	58,339
Less: Interest element	(2,949)
Total lease liabilities	55,390
Lease liabilities current portion	(42,298)
Lease liabilities non-current portion	$13,092

Capital commitments

The Company has outstanding commitments contracted for, net of deposit paid of US$1,446, in respect of acquisitions of plant and machineries amounted to US$Nil and US$7,235 as of April 30, 2020 and 31 October 2019 respectively.

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations. The Company will carefully analyze these recently accounting pronouncements and take action to adopt them as required.

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $9,857,805 as of April 30, 2020 and which includes a net loss of $273,441 for the six months ended April 30, 2020. As of April 30, 2020, the Company’s total current liabilities exceeded its total current assets by $6,871,761 and the Company’s net cash used in operations was $206,897 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to enhance its operating and financial resources, as far as possible, to help the Company to continue as a going concern. The Company is actively pursuing additional funding and strategic partners, which will enable the Company to implement its business plan. Management believes that these actions, if successful, will allow the Company to continue its operations through the next fiscal year.

NOTE 10 SHARE BASED COMPENSATION AND DEFERRED COMPENSATION

On March 1, 2020, the Company offered 240,000 shares of common stock to Prof. Puyi Sheng, MD PhD, Chief Medical Officer (“CMO”) for the services rendered from March 1, 2020 to February 28, 2023 whereas 80,000 shares will be issued for each 12-month term at the end of each term. In the event that the agreement is terminated for any reason by the Officer prior to the end of a 12-month term, the Officer shall not be entitled to the 80,000 shares for that term. On March 3, 2020, the Company issued 100,000 shares of common stock to the Chief Medical Officer at $0.42 per share (the share price at March 3, 2020) with a total value of $4,200 as a sign on bonus. The stock compensation transactions are recorded according to ASC 718 Compensation – Stock Compensation which follows the terms of the Compensation Agreement executed on March 1, 2020 between the Company and Prof. Sheng. The deferred compensation will be awarded when all the services rendered and vested according to the agreement. The sign on bonus was recognized at March 1, 2020 when the agreement was executed.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and marketing of biomaterial internal fixation devices. We hold one medical device permit from the National Medical Products Administration of the PRC (“NMPA”) for our product - polymer orthopaedic internal fixation screws and three patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, their uses and manufacturing processes are protected by Patent No. ZL971190739. Patent No. ZL201410647464.1 titled “Bone Fracture Plate Made of High Polymer Materials” and patent No. ZL201511005531.0 titled “Composite fiber, manufacturing method and orthopaedic binding wire” were granted to us in 2018 and 2020 respectively. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopaedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder and market permit holder of PA technologies in China, as well as the only company currently engaged in clinical trials, manufacturing and marketing for PA orthopaedic internal fixation devices in the PRC. Our products are made of a very unique material called PA6-P(MMA-CO-NVP)-HA (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of April 30, 2020, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2020 and 2019.

Revenues

The Company achieved a milestone in its history by generating sales revenue at the end of the fiscal year ended October 31, 2019. Due to the COVID-19 pandemic, non-essential operations have been cancelled in hospitals nationwide in China. We have not achieved any sales of our PA Screws in the second quarter but we expect the sales to gradually recover as the COVID-19 cases ease off in China.

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

Number of Hospitals at the end of March 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by the National Health Commission of the People’s Republic of China
(March 2020)

	March 2020	March 2019	Increase / (Decrease)
Total No. of Hospitals	34,349	33,183	1,166
Public Hospital	11,916	11,956	(40)
Private Hospital	22,433	21,227	1,206
Hospital Rating
AAA	2,779	2,593	186
AA	9,805	9,115	690
A	11,266	10,838	428
Unrated	10,499	10,637	(138)

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Appointment of Chief Medical Officer

On March 1, 2020, the Company announced the appointment of Prof. Puyi Sheng, M.D., PhD, as its Chief Medical Officer, effective March 1, 2020. Prof. Sheng, age 53, is a professor and surgeon, specializing in Primary and Revision Arthroplasties, and Joint Surgery. Prof. Sheng currently serves as the vice director of the Department of Orthopaedic Surgery, the vice director of the Department of Joint Surgery in the First Affiliated Hospital of Sun Yat-sen University, professor and PhD student mentor of Sun Yat-sen University in Guangzhou, China. Prof. Sheng received his Bachelor and Master degrees from Sun Yat-Sen University of Medical Sciences, he received his PhD in Bone Science from Sun Yat-sen University in China and PhD in Surgery from Tampere University in Finland. During his career as an orthopaedic surgeon for over 20 years, Prof. Sheng has served in various capacities at different medical institutions including the First Affiliated Hospital of Sun Yat-Sen University in China, Coxa Hospital for Joint Replacement in Finland and Nagoya University in Japan. Prof. Sheng has published 48 science papers as author or co-author.

Prof. Sheng will have an advisory role only and report directly to and take direction from the Company’s Board of Directors. His scientific and strategic input and advice will help the Company’s research and development projects.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the quarter ended 30, 2020 and 2019 was $41,305 and $16,043.

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

The Company has identified the following areas that have been adversely affected by COVID-19 pandemic:

1.	Operation: Our facilities in China were not fully staffed due to COVID-19 lockdown, travel restrictions and quarantine requirements. This affected our accounting and marketing departments mostly because a small number of staff couldn’t come back to office as they were not allowed to travel or have 14-day quarantine before they come back to work. As the crisis is easing off in China, we expect our operation to gradually be back to normal.
2.	Manufacturing: We have sufficient raw material stock for 2 months and our production should not be affected. However, if COVID-19 pandemic persists and new breakout occurs, our supply chain may be affected, and we may be short of raw material supply.
3.	Marketing: We launched our sales campaign in November 2019 but our sales and marketing plans have been disrupted by COVID-19 pandemic because almost all the hospitals in China have been dealing with COVID-19 and non-essential operations have been postponed or cancelled.

The Company has been working with its business partners and workforce through crisis planning, effective communication and co-operation to minimize the negative impact of the COVID-19 pandemic.

Finance Costs

As of April 30, 2020 and October 31, 2019, a stockholder and four related parties had loaned a total of $5,969,404 and $5,741,343 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2020 and 2019 were $80,077, $79,463, $160,331 and $154,970 respectively.

As of April 30, 2020 and October 31, 2019, the Company owed $296,623 and $280,514 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,407, $3,207, $6,796 and $6,355 for the three and six months ended April 30, 2020 and 2019 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2020 and 2019 were $209,652, $235,679, $273,441 and $488,202 respectively. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $6,871,761 and $6,577,273 as of April 30, 2020 and October 31, 2019 respectively. Our working capital deficit is due to the fact that we received the NMPA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We only started our sales campaign and our sales revenues were not able to cover our expenses and we relied on loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $206,897 and $428,039 in the six months ended April 30, 2020 and 2019 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded net cash used of $28,270 and $29,364 in investing activities in the six months ended April 30, 2020 and 2019 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2020 and 2019 was $240,265 and $462,313 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at April 30, 2020, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

The reported results for the three and six months ended April 30, 2020 reflect the adoption of ASC 842 guidance while the reported results for the three and six months ended April 30, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoptions of any such pronouncements may be expected to cause a material impact on the financial condition or the results of operations. The Company will carefully analyze these recently accounting pronouncements and take action to adopt them as required.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2020.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2020. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2020 based on the material weaknesses described below:

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

The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day to day operations of the Company and may not have obtained or provided financial information from and to the management on a timely basis to allow for adequate reporting/consideration of certain transactions.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *
99.1	Agreement between the Company and Chief Medical Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 2020	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

