Form 10-Q/A
period 2020-01-31
Advanced Biomedical Technologies Inc.
filed 2020-08-20
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 20, 2020, there are 69,974,850 shares of common stock outstanding.

All references in this Report on Form 10-Q/A to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

EXPLANATORY NOTE

Advanced BioMedical Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended January 31, 2020, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2020 (the “Original 2020 Form 10-Q”). The Company is supplementing the disclosure as set forth below in connection with the Company’s reliance on the Order (as defined below):

The Company is relying on the exemptions provided by the Commission’s March 4, 2020 order (Release No. 34-88318) as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) for relief in the timely filing of its Quarterly Report on Form 10-Q for the period ended January 31, 2020 as a result of persisting negative impact derived from the outbreak of the COVID-19 Pandemic.

On April 30, 2020, in reliance upon the Order, the Company filed its quarterly report on Form 10-Q for the period ended January 31, 2020. The Company could not file the quarterly report on a timely basis because COVID 19 lockdown, travel restrictions and quarantine requirements prevented the Company’s staff and its auditor access to the Company’s records, thus preventing timely compilation and review of the Company’s financial statements for the period ended January 31, 2020. Furthermore, the Company’s Shenzhen subsidiary’s business partners had limited staff to respond to the reconciliation process, resulting in a delay in the Company’s information collection for ledger closing and consolidation works.

For convenience and ease of reference, the Company is filing the quarterly report for the period ended January 31, 2020 in its entirety with applicable changes. Except as specifically referenced herein, this Amendment No. 1 does not amend, update, change or restate the information in any other items of the Form 10-Q or reflect any event occurring subsequent to April 30, 2020, the filing date of the Original 2020 Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original 2020 Form 10-Q have been re-executed and re-filed as of the date of this Amendment No. 1 and are included as exhibits hereto.

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

Date: August 20, 2020	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

