Form 10-Q
period 2020-07-31
Advanced Biomedical Technologies Inc.
filed 2020-09-21
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2020

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

As of September 21, 2020, there are 69,974,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2019 included in our Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on March 20, 2020. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2020 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2020.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2020

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2020 (unaudited) and October 31, 2019	F - 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the nine months ended July 31, 2020 and 2019 (unaudited)	F - 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2019 through July 31, 2020 (unaudited)	F - 4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2020 and 2019 (unaudited)	F - 5

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 6 – F - 8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,474	$5,592
Other receivables and prepaid expenses	34,717	49,767
Inventory	80,362	64,107
Total Current Assets	129,553	119,466

Property and equipment, cost	569,322	534,666
Less: Accumulated depreciation	(459,544)	(435,632)
PROPERTY AND EQUIPMENT, NET	109,778	99,034

RIGHT-OF-USE ASSETS	42,308	-
TOTAL ASSETS	$281,639	$218,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$979,532	$674,882
Lease liabilities, current portion	34,931	-
Due to directors	299,195	280,514
Due to a stockholder	867,645	824,705
Due to related parties	5,083,314	4,916,638
Total Current Liabilities	7,264,617	6,696,739

NON-CURRENT LIABILITIES
Lease liabilities, less current portion	$10,029	$-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 69,974,850 and 69,874,850 issued and outstanding as of July 31, 2020 and October 31, 2019	700	698
Additional paid-in capital	2,782,541	2,768,138
Stock-based compensation reserves	6,667	-
Accumulated deficit	(10,063,030)	(9,581,438)
Accumulated other comprehensive income	280,115	334,363

Total Deficit	(6,993,007)	(6,478,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$281,639	$218,500

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended		9 months ended
	July 31,	July 31,	July 31,	July 31,
	2020	2019	2020	2019
Net sales	$961	$-	$61,251	$-
Cost of sales	(820)	-	(33,831)	-
Gross margin	141	-	27,420	-

OPERATING EXPENSES
General and administrative expenses	54,772	71,127	166,833	346,529
Research and development	42,773	48,081	140,858	81,103
Depreciation on property and equipment	3,938	6,221	13,014	16,234
Depreciation on right-of-use assets	10,699	-	32,268	-
Stock-based compensation expenses	4,400	-	10,867	-
Total Operating Expenses	116,582	125,429	363,840	443,866

LOSS FROM OPERATIONS	(116,441)	(125,429)	(336,420)	(443,866)

OTHER (EXPENSES) INCOME
Government grants	(329)	-	125,237	-
Interest income	8	4	18	21
Interest paid to a stockholder and related parties	(79,615)	(79,846)	(239,946)	(234,816)
Interest on lease liabilities	(903)	-	(3,300)	-
Imputed interest	(3,409)	(3,189)	(10,205)	(9,544)
Other, net	(4,536)	(4,416)	(14,050)	(12,873)
Total Other (Expenses) Income, net	(88,784)	(87,447)	(142,246)	(257,212)

LOSS BEFORE TAXES	(205,225)	(212,876)	(478,666)	(701,078)
Income tax expense	-	-	-	-
NET LOSS	(205,225)	(212,876)	(478,666)	(701,078)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(205,225)	(212,876)	(478,666)	(701,078)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	(75,542)	120,031	(54,248)	(59,628)
Total other comprehensive income/(loss)	(75,542)	120,031	(54,248)	(59,628)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(280,767)	$(92,845)	$(532,914)	$(760,706)

Net loss per share-basic and diluted - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- basic	69,974,850	69,624,850	69,929,959	69,624,850

- diluted	70,214,850	69,624,850	70,062,222	69,624,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2018	69,624,850	$696	$2,740,183	$-	$(8,632,618)	$272,727	$(5,619,012)

Imputed interest on advances from directors	-	-	3,148	-	-	-	3,148

Net loss for the period	-	-	-	-	(252,523)	-	(252,523)

Foreign currency translation loss	-	-	-	-	-	(211,644)	(211,644)

Balance at January 31, 2019	69,624,850	$696	$2,743,331	$-	$(8,885,141)	$61,083	$(6,080,031)

Imputed interest on advances from directors	-	-	3,207	-	-	-	3,148

Net loss for the period	-	-	-	-	(235,679)	-	(252,523)

Foreign currency translation gain	-	-	-	-	-	31,985	(211,644)

Balance at April 30, 2019	69,624,850	$696	$2,746,538	$-	$(9,120,820)	$93,068	$(6,280,518)

Imputed interest on advances from directors	-	-	3,189	-	-	-	3,189

Net loss for the period	-	-	-	-	(212,876)	-	(212,876)

Foreign currency translation gain	-	-	-	-	-	120,031	120,031

Balance at Jul 31, 2019	69,624,850	$696	$2,749,727	$-	$(9,333,696)	$213,099	$(6,370,174)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Balance at November 1, 2019 (restated)	69,874,850	698	2,768,138	-	(9,584,364)	334,363	(6,481,165)

Imputed interest on advances from directors	-	-	3,389	-	-	-	3,389

Net loss for the period	-	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	$698	$2,771,527	$-	$(9,648,153)	$234,073	$(6,641,855)

Shares issued for services	100,000	2	4,198	-	-	-	4,200

Imputed interest on advances from directors	-	-	3,407	-	-	-	3,407

Stock-based compensation expenses	-	-	-	2,267	-	-	2,267

Net loss for the period	-	-	-	-	(209,652)	-	(209,652)

Foreign currency translation gain	-	-	-	-	-	121,584	121,584

Balance at April 30, 2020	69,974,850	$700	$2,779,132	$2,267	$(9,857,805)	$355,657	$(6,720,049)

Imputed interest on advances from directors			3,409				3,409

Stock-based compensation expenses				4,400	-	-	4,400

Net loss for the period					(205,225)		(205,225)

Foreign currency translation loss						(75,542)	(75,542)

Balance at July 31, 2020	69,974,850	$700	$2,782,541	$6,667	$(10,063,030)	$280,115	$(6,993,007)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	9 months ended
	July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(478,666)	$(701,078)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation on owned property & equipment	13,014	16,234
Depreciation on right-of-use assets	32,268	-
Imputed interest	10,205	9,544
Interest on lease liabilities	3,300	-
Shares issued for services	10,867	-
Net exchange difference	(3)	-
Changes in operating assets and liabilities
Decrease (increase) in:
Inventory	(15,557)	(36,058)
Other receivables and prepaid expenses	15,329	(17,295)
Depreciation allocated to inventory	6,901	231
Increase in:
Other payables and accrued expenses	296,830	178,383
Net cash used in operating activities	(105,512)	(550,039)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(29,692)	(12,437)
Deposit for purchase of plant and equipment	-	(21,590)
Net cash used in investing activities	(29,692)	(34,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	41,753	89,781
Due to directors	16,226	4,838
Due to related parties	121,864	493,501
Principal element of lease rental paid	(32,568)	-
Interest element of lease rental paid	(3,300)	-
Net cash provided by financing activities	143,975	588,120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	111	(37)

INCREASE IN CASH AND CASH EQUIVALENTS	8,882	4,017

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	5,592	6,860

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$14,474	$10,877

Supplemental of cash flow information
Interest income	$18	$21

Other non cash items
Interest expenses	$243,246	$234,816

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

In the opinion of the management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2020, the consolidated results of operations for the three and nine months ended July 31, 2020 and 2019 and consolidated statements of cash flows for the nine months ended July 31, 2020 and 2019 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and nine months ended July 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2020. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2019 appearing in the Company’s annual report on Form 10-K/A as filed with the Securities and Exchange Commission on March 20, 2020.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of July 31, 2020 and October 31, 2019, the Company owed a stockholder $867,645 and $824,705 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of July 31, 2020 and October 31, 2019, the Company owed four related parties a total of $5,083,314 and $4,916,638 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2020 and 2019 were $79,615, $79,846, $239,946, and $234,816 respectively.

As of July 31, 2020 and October 31, 2019, the Company owed $299,195 and $280,514 respectively, to two directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,409, $3,189, $10,205 and $9,544 for the three and nine months ended July 31, 2020 and 2019 respectively.

Sales for the three and nine months ended 31 July 2020 and 2019 of US$961, nil, US$48,491 and nil respectively were made to a company in which Mr. Chen Tie Jun has a significant equity interest.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASU 2016-02 on November 1, 2019 using the modified retrospective adoption method. The reported results for the nine months ended July 31, 2020 reflect the adoption of ASC 842 guidance while the reported results for the nine months ended July 31, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

Pursuant to ASC 842, the Company measures right-of-use assets and recognizes lease liabilities for all leases, with exemptions for low-value assets and short-term leases of 12 months or less. The Company recognises lease liabilities and the underlying right-of-use assets in respect of two operating leases with unrelated parties for factory space and director’s quarter in the P.R.C., which are non-cancelable and expiring on dates between 28 March 2021 and 30 April 2022, and do not include options to renew. The depreciable life of right-of use assets are limited by the term of leases.

As of July 31, 2020, the Company has future lease payments as follows:

For the year ending October 31,
2020	$12,367
2021	28,318
2022	6,882
Total lease payment payables	47,567
Short-term lease not recognized as a liability	(538)
Less: Interest element	(2,069)
Total lease liabilities	44,960
Lease liabilities, current portion	(34,931)
Lease liabilities, non-current portion	$10,029

Capital commitments

As of July 31, 2020, the Company has no outstanding capital commitments.

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

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $10,063,030 as of July 31, 2020 and which includes a net loss of $478,666 for the nine months ended July 31, 2020. As of July 31, 2020, the Company’s total current liabilities exceeded its total current assets by $7,135,064 and the Company used cash in operations of $105,512 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K/A filed on March 20, 2020.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of July 31, 2020, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2020 and 2019.

Revenues

Our revenue for the three and nine months ended July 31, 2020 and 2019 were $961 and $Nil; and $61,251 and $Nil respectively, including sales of U$48,491 to its distributor, a company in which Mr. Chen Tie Jun, a key management personnel of Shenzhen Changhua, has a significant equity interest. We started to generate revenue at the end of our last fiscal year before our sales campaign was disrupted by the COVID-19 pandemic.

The Company achieved a milestone in its history by generating sales revenue at the end of the fiscal year ended October 31, 2019. Due to the COVID-19 pandemic, non-essential operations have been cancelled in hospitals nationwide in China. We have not achieved any sales of our PA Screws in the third quarter but we expect the sales to gradually recover as the COVID-19 cases ease off in China.

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

Number of Hospitals at the end of June 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by the National Health Commission of the People’s Republic of China

(June 2020)

	June 2020	June 2019	Increase / (Decrease)
Total No. of Hospitals	34,658	33,290	1,368
Public Hospital	11,903	11,941	(38)
Private Hospital	22,755	21,349	1,406
Hospital Rating
AAA	2,831	2,619	212
AA	9,901	9,256	645
A	11,400	10,946	454
Unrated	10,526	10,469	57

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Cost of Sales

Cost of sales for the three and nine months ended July 31, 2020 and 2019 were $820, $Nil, $33,831 and $Nil respectively, which accounted for 85.33% and nil; and 55.23% and nil of the gross revenue.

Gross Profits

Gross profits for the three and nine months ended July 31, 2020 and 2019 was $141, $Nil, $27,420 and $Nil respectively, which accounted for 14.67% and nil; and 44.77% and nil of the gross revenue. We started to generate revenue at the end of our fiscal year ended October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic.

Operating Expenses

Operating expenses for the three and nine months ended July 31, 2020 and 2019 were $116,582, $125,429, $363,840 and $443,866 respectively, which accounted for 12131% and nil; and 594.01% and nil of the gross revenue. Compared to prior period, the other expenses for the three and nine months ended July 31, 2020 and 2019 were reduced by 7.05% and 18.03%. The major reasons for the reduction were due to $16,355 or 22.99% for three months ended July 31, 2020 and $179,696 or 51.81% for the nine months ended July 31, 2020 which was partly offset by $8,416 or 135.28% and $29,048 or 178.93% increment in depreciation expenses respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the three and nine months ended July 31, 2020 and 2019 were $42,773, $48,081, $140,858 and $81,103 respectively. Compared to prior period, the research and development expenses for the three and nine months ended July 31, 2020 and 2019 were reduced by 11.04%, due to depreciation in Renminbi, and increased by 73.68%. The main component of research and development costs is staff costs of the technical personnel on product improvements to enhance industrial design.

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

Other Income and Expenses

Total other expenses, net of other income, for the three and nine months ended July 31, 2020 and 2019 were $88,784, $87,447, $142,246 and $257,212 respectively. Compared to prior period, the other expenses for the three and nine months ended July 31, 2020 and 2019 were increased by 1.53% and reduced by 44.69%. There was no significant changes in total other expenses for the three months ended July 31, 2020. For the nine months ended July 31, 2020, there was a reduction in other expenses compared to the same period last year. The major contributor to the reduction of total other expenses was due to that the Company received a grant of $125,237 from local government in Shenzhen in January 2020. The remaining other expenses comprised mainly interest expenses with no significant differences between the relevant periods of 2020 and 2019.

Finance Costs

As of July 31, 2020 and October 31, 2019, a stockholder and four related parties had loaned a total of $5,083,314 and $4,916,638 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2020 and 2019 were $79,615, $79,846, $239,946 and $234,816 respectively.

As of July 31, 2020 and October 31, 2019, the Company owed $299,195 and $280,514 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,409, $3,189, $10,205 and $9,544 for the three and nine months ended July 31, 2020 and 2019 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2020 and 2019 were $205,225, 212,876, 478,666 and $701,078 respectively. Compared to prior period, the net loss for the three and nine months ended July 31, 2020 and 2019 were reduced by 3.59% and 31.92%. We started to generate revenue at the end of our fiscal year ended October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $7,135,064 and $6,577,273 as of July 31, 2020 and October 31, 2019 respectively. Our working capital deficit is due to the fact that we received the NMPA approval for one product in April 2018 and we are in the process to produce, market and sell our product in China. We only started our sales campaign and our sales revenues were not able to cover our expenses and we relied on loans from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $105,512 and $550,039 in the nine months ended July 31, 2020 and 2019 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses.

Net Cash Used in Investing Activities

We recorded net cash used of $29,692 and $34,027 in investing activities in the nine months ended July 31, 2020 and 2019 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2020 and 2019 was $143,975 and 588,120 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company.

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

We believe that our existing cash, cash equivalents at July 31, 2020, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ADOPTION OF NEW ACCOUNTING STANDARD

Leases

The Company has initially adopted ASU No. 2016-02, Leases (Topic 842) as of 1 November 2019 using the modified retrospective method.

The Company elected the short-term lease recognition exemption, which allows the Company not to recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less and do not include a purchase option whose exercise is reasonably certain.

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

The reported results for the three and nine months ended July 31, 2020 reflect the adoption of ASC 842 guidance while the reported results for the three and nine months ended July 31, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2020.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31, 2020. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2020 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of July 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Date: September 21, 2020	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

