Form 10-K
period 2020-10-31
Advanced Biomedical Technologies Inc.
filed 2021-01-29
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2020

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

The aggregate market value of common stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold being $0.17 on April 30, 2020 which is the last trading day of the second quarter, was approximately $3,703,951 as of April 30, 2020 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and more than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

As of January 29, 2021, there are 70,224,850 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed in this Annual Report, including, but not limited to those set forth under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto included in this report, and those set forth from time to time in our other filings with the SEC, contain forward-looking statements. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

These forward-looking statements include, but are not limited to, statements relating to our anticipated financial performance, business prospects, expectations of future revenues and funding requirements, business strategy, the market for our products, our competitive position with regard to any competitor, the market for our products generally, market acceptance of our products and technology over competing technologies, and our expectation regarding the ongoing and future impact of COVID-19 on our business and results of operations. Forward looking statements are often preceded by, followed by or include the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “can,” “may,” “could,” “should,” “would,” “assume,” “forecasts,” “believe,” “will,” “potential,” “position,” “predicts,” “strategy,” “guidance,” “intend,” “budget,” “seek,” “project” or “continue.”

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Annual Report on Form 10-K, and elsewhere in our other public filings. Some of the factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include but are not limited to:

1.	The company’s lack of funds: for new R&D, especially in clinical testing; for new equipment and the utilization of the production process after the NMPA approval; for marketing and sales network build-up;
2.	The company may need to seek funding through such vehicles as convertible notes and warrants, private placements, and/or convertible debentures;
3.	The company plans to seek approval for clinical testing and marketing on a worldwide basis, including US FDA approval for testing and marketing in the United States of America, and there is no guaranty that we will obtain any such approval;
4.	While the company currently holds two patents originating in China, the patents does not protect our intellectual property in the United States, and the company is unsure of the validity of the patent in other countries. However, specific trade secrets are involved in the manufacturing of our product to help protect our technologies, and reverse engineering is unlikely for our types of products and technologies. New patents are expected to be filed as result of our continuous research works for new and refined materials. Additionally, all machinery used to manufacture our products is protected by Chinese patents;
5.	The Company’s new product offerings may not be accepted in the marketplace;
6.	The Company faces risks related to access to information and regulatory oversight. According to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator can directly conduct investigations or evidence collection activities within the PRC and no entity or individual in China may provide documents and information relating to securities business activities to overseas regulators without Chinese government approval. As a result, investors in China-based Issuers may not benefit from a regulatory environment that fosters effective enforcement of U.S. federal securities laws;
7.	The company faces other risks related to being based in China, including but not limited to: restrictions on the Public Company Accounting Oversight Board’s (“PCAOB”) ability to inspect audit work and practices of PCAOB-registered public accounting firms in China and Hong Kong; restrictions on U.S. regulators’ access to information and ability to investigate or pursue remedies with respect to China-based Issuers; difficulties in effecting service of legal process, enforcing judgments obtained in U.S. courts, and bringing claims against the company or its directors and officers.
8.	The COVID-19 pandemic has impacted, and may in the future materially and adversely affect our business;

These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

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

We were incorporated in the State of Nevada on September 12, 2006. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 311 S Division Street, Carson City, Nevada 89703, and our business office is located at 200 Park Avenue, Suite 1700, New York City, NY 10166. We have not been subject to any bankruptcy, receivership, or similar proceeding, or any material reclassification or consolidation.

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

Since their founding, Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing, marketing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit and one Class II permit from the China Food and Drug Administration (“CFDA”), now the National Medical Products Administration of the PRC (“NMPA”). The Company holds three patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”) and further patent applications are currently under review by the SIPO.

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

Product Characteristics:

The Company’s new and unique material has ideal mechanical properties with similar strength, toughness, tensile strength and flexibility etc. to the human bone. Its elasticity, toughness and high fatigue resistance can effectively stabilize fractures without causing stress shielding. Its strong biocompatibility includes: no inflammation, no pyrogen, no cytotoxicity, no subchronic systemic toxicity etc. Additionally, the biomaterials promote the synthesis of matrix mature protein (ALP, collagen I, osteopontin, osteocalcin) gene expressions, via local transcription factors of osterix, Runx2 mRNA for a long time. Facilitating the continuous synthesis of extracellular matrix proteins required for cell mineralization, and bone tissue regeneration from an effective bio-interface integration.

More than 10 years of clinical trials and long-term follow-ups have shown our PA bone screw products to be safe and effective, completing 100% of the required clinical trials with a 100% success rate. Unlike metallic screws, our PA screws do not require secondary removal surgery, even over long periods of time. Our innovative biomedical composite material exhibits the following key technological attributes:

1.	Notably reduced implant removal surgeries due to post-operative complications: avoids the unnecessary risk and expense associated with competing technologies;
2.	Enhanced material performance: our material is manufactured to be easily fitted, facilitating an exact fit for each patient need;
3.	Improved biological activity of materials: clinical trial results have shown that PA implants promote a progressive shift of load to the new bone creating micro-motion and thereby avoiding bone atrophy due to ‘stress shielding’;
4.	Reduced chance of post-operative infection: use of our PA implants reduces post-operative infections, speeding recovery times;
5.	Stimulates bone tissues: use of our PA implant technology facilitates effective biological integration, benefitting bone regeneration;
6.	Ease of post-operative care: our products do not distort during x-ray imaging, further easing post-operative care;
7.	Simple and cost-effective to manufacture.

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

China’s orthopaedic implant device industry is in a state of rapid market growth. With the acceleration of population aging, the improvement of medical policies, and an increase in people’s treatment awareness, China’s orthopaedic implant medical device sector continues to boom, with a huge potential orthopaedic market base and developmental space. According to The Blue Book of Chinese Medical Devices, the size of the orthopaedic implant market in China reached US$4.34 billion and US$3.74 billion in 2019 and 2018, an annual increase of 16.03% and 16.44% respectively, and the compound annual growth rate from 2010 to 2018 was 17.52%. With a domestic aging population, coupled with increasing demand for health care and increased purchasing power, the orthopaedic implant market is expected to maintain an annual growth rate of 15%. (source: 2020 China NMPA Blue Book).)

Competitive Analysis

To the best of our knowledge, our Company is the only patent holder of PA technologies in China, as well as the only company received the NMPA (formerly the CFDA) approval in China. At this time there are no similar products in this market. Moreover, due to the nature of the regulatory environment, and the requirements and logistics of mounting a clinical trial, it would take any new competitor a minimum of three years to catch up to our lead in this area alone. Factoring in our established relationships with key customers, distributors, and regulators, as well as our ready-to-run production facilities, and our actual advantage is considerably longer than the 3-year regulatory advantage. This represents an invaluable window in which to firmly entrench our company as the preferred purveyor of self-reinforced, absorbable biodegradable PA components in the Chinese health care environment.

To reiterate, our company and product line offer several critical competitive advantages, specifically:

●	There are no similar patent registrations in China.
●	Our initial product, the PA Screw approved by the NMPA in 2018, has completed 100% of the required clinical trials, with a 100% success rate.
●	We are the only company qualified and permitted to conduct clinical trials of other PA products by China’s NMPA.
●	We have a timing advantage over other companies in China, which would have to go through the preclinical testing before they could even apply for a permit to conduct actual clinical trials.
●	Under the existing regulatory structure, it would take at least 3 years for any competitor’s clinical trials to be completed, and total of 7 or more years to reach the point where we are now.

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

Our primary competition will be the generation-one and generation-two counterparts, which, despite their functional inferiority, enjoy the benefit of familiarity and an established manufacturing and marketing base. This competition comes from a number of entrenched players worldwide, including Stryker Corp, Zimmer Biomet, Medtronic, Johnson & Johnson Services, and Smith & Nephew and others. Although many of these competitors have substantially greater resources upon which to draw, we believe that the technological superiority of the more forward-looking product will ultimately equalize the playing field by orthopaedic innovation.

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

Patent Abstract

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

Employees

As of October 31, 2020, we had 17 employees, with 6 employees in R&D, Clinical and Regulatory, 5 employees in Manufacturing, 5 employees in General and Administration, and 1 employee in Accounting.

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

Fiscal Year	High Bid	Low Bid
2020
Fourth Quarter 08-01-20 to 10-31-20	$0.336	$0.15
Third Quarter 05-01-20 to 07-31-20	$0.51	$0.151
Second Quarter 02-01-20 to 04-30-20	$0.30	$0.034
First Quarter 11-01-19 to 01-31-20	$0.20	$0.047

Fiscal Year	High Bid	Low Bid
2019
Fourth Quarter 08-01-19 to 10-31-19	$0.25	$0.012
Third Quarter 05-01-19 to 07-31-19	$0.322	$0.121
Second Quarter 02-01-19 to 04-30-19	$0.50	$0.112
First Quarter 11-01-18 to 01-31-19	$0.75	$0.121

Shareholders

At October 31, 2020, we had 60 shareholders of record of our common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form. We have no outstanding options or warrants, or other securities convertible into, common equity.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS,” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of Masterise and Shenzhen Changhua for the years ended October 31, 2020 and 2019.

Sales and Marketing

The Company launched the sales and marketing campaign of its NMPA approved unique proprietary bio-polymer internal fixation screws (“PA Screws”) at the end of the fiscal year ended October 31, 2019. The campaign was kick-started with the signing of a sales and marketing distribution agreement between Shenzhen Changhua, an ABMT subsidiary, and Guangzhou Ding Hua Biomedical Technology Ltd. (“GZDH”), a medical device sales company based in Guangzhou, South China. Both companies share core values and a common vision of the future. Guangzhou Ding Hua (GZDH) has been authorized as Changhua’s national sales representative company and will be leading its sales effort in China, where the market value for orthopaedic devices is expected to reach US$4 billion and continue to grow in the coming years. Mr. Tie Jun Chen, a related party, has a significant equity interest in Guangzhou Ding Hua (“GZDH”).

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

The Company has been actively boosting its brand through participating in national and provincial orthopaedic conferences, garnering deals with national and provincial distributors. In addition, we have coordinated with government authorities to obtain the National New Orthopaedic Consumables Classification Code (“OCCC”) especially for our unique proprietary bio-polymer internal fixation screws and completed the provincial product registrations meeting China’s Medical Sourcing regulations. We believe that these activities will not only strengthen our network of agents and distributors to reach a greater number of hospitals, but also allow us to better understand the needs and demands of surgeons, without inhibiting existing operational procedures and maximizing the effectiveness of our products.

Revenues

The Company achieved a milestone in its history at the end of the fiscal year ended October 31, 2019, by completing sales of $11,657 to its distributor, a company in which Mr. Tie Jun Chen, a key management personnel of Shenzhen Changhua, has a significant equity interest. We generated $60,501 in sales revenue in the following quarter ended January 31, 2020, an over 400% increase compared with the previous quarter. Our marketing campaign was then disrupted by the COVID-19 pandemic during the second and third quarter of 2020. Like most of the businesses in Mainland China, our facility in Shenzhen was closed during pandemic lockdown. With the easing of COVID-19 restrictions in Mainland China, we generated $62,336 in sales revenue in the fourth quarter ended October 31, 2020, and achieved a quarterly growth rate of 435% compared with the quarter ended October 31, 2019. We anticipate our sales revenue to grow at a moderate rate during 2021.

Cost of Sales

Cost of sales for the years ended October 31, 2020 and 2019 was $51,817 and $7,596 respectively, which accounted for 41.93% and 65.16% of the gross revenue. Most of the costs were expenses for attending exhibitions and trade shows.

Gross Profits

Gross profits for the years ended October 31, 2020 and 2019 was $71,770 and $4,061 respectively. Compared to prior year, the gross profits for the years ended October 31, 2020 and 2019 were positive rather than nil. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic,

Operating Expenses

Operating expenses for the years ended October 31, 2020 and 2019 were $518,394 and $608,799 respectively, which accounted for 419.46% and 5,222.6% of the gross revenue. Compared to prior year, operating expenses for the years ended October 31, 2020 and 2019 were reduced by 14.85% and 3.98%. The primary reasons for the changes were due to the General and Administrative expenses reduction of $99,551 or 30.72% and $237,200 or 42.27% for the years ended October 31, 2020 and 2019 respectively, in addition to Research and Development reduction of $80,680 or 30.6% for the year ended October 31, 2020, and Research and Development increment of $207,127 or 366.52% for the year ended October 31, 2019.

Funding Needs

The Company estimates that it will need to raise minimum $1,000,000 over the next 12 months to market and expand the sales of its products. This amount may increase if we decide to start clinical trials on new products.

Due to the COVID-19 pandemic, our sales plan has been disrupted and our revenue was insufficient to cover our expenditures in 2020. We estimate that our sales revenue to be insufficient to meet our operating costs in 2021, albeit our sales revenue started to recover with the easing of pandemic restrictions in China. Therefore, we will continue to rely on external investments and shareholder’s loans to cover our cash shortage. While the Company has no outside sources of funding, the Company’s shareholders have committed to advance the Company funds as needed. There is a Letter of Continuing Financial Support signed between the Company and one of its major shareholders, Titan Technology Development Ltd.

The management team is continuously looking for fundraising possibilities for sales and marketing expansion, product improvement, machinery upgrades, facility expansions and continuous research and development.

Estimate current production lines in full capacity

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

China’s market for PA devices depends on 3 major conditions:

- Patients

- Advanced technology level

- Performance and price of the materials

The demand for internal fixation medical devices has rapidly increased during the last decade. According to China Health Care Year Book 2013, the total revenue of Chinese orthopaedic hospitals in 2013 was US$1.28 billion with over 11.5 million patients. From 2009 to 2013, the market size of China’s orthopaedic devices has grown from US$1.1 billion to US$1.92 billion, and China has overtaken Japan as the second largest market in the world. The size of the orthopaedic implant market in China continued to grow from US$2 billion in 2014 to US$3.2 billion in 2017. Even taken into account of the factors that have slowed down the growth, such as centralized procurement and domestic “import substitution” programs, the size of the China’s orthopaedic implant medical device market was US$4.34 billion in 2019, a growth rate of 16.03% compared with 2018.(source: 2020 China NMPA Blue Book).

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

Number of Hospitals at the end of October 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by National Health Commission of the People’s Republic of China

(October 2020)

	October 2020	October 2019	Increase / (Decrease)
Total No. of Hospitals	34,879	33,752	1,127
Public Hospital	11,876	11,914	(38)
Private Hospital	23,003	21,838	1,165
Hospital Rating
AAA	2,860	2,671	189
AA	10,059	9,410	649
A	11,545	11,011	534
Unrated	10,415	10,660	(245)

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

Currently, we have established contacts with various national and district distributors, every distributor covers a minimum of 50 hospitals, so our total coverage is 6,000 hospitals. We will provide ongoing after-sales service, technical supports and conventional meetings, etc., to help our distributors better promote our products.

Direct Hospital Sales (DHS):

Our Direct Hospital Sales (DHS) regions will include Guangdong, Jiangsu, Zhejiang, Xinjiang, Shanghai and Beijing at the beginning. We have already established close relationships with the 7 state-level hospitals where our clinical tests have been conducted. These hospitals are located in one of the fastest growing areas of China, with healthcare coverage for 20% of the Chinese population. These 7 State level hospitals are:

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

Apart from assisting in our sales, these 7 hospitals will also be assisting ABMT in future clinical applications and trials.

In addition, we will receive up-to-date information directly from physicians to develop new products better suited for current patient needs and hence, speed up product commercialization.

Appointment of Chief Medical Officer

On March 9, 2020, the Company announced the appointment of Prof. Puyi Sheng, M.D., PhD, as its Chief Medical Officer. Prof. Sheng, age 53, is a professor and surgeon, specializing in Primary and Revision Arthroplasties, and Joint Surgery. Prof. Sheng currently serves as the vice director of the Department of Orthopaedic Surgery, the vice director of the Department of Joint Surgery in the First Affiliated Hospital of Sun Yat-sen University, professor and PhD student mentor of Sun Yat-sen University in Guangzhou, China. Prof. Sheng received his Bachelor and Master degrees from Sun Yat-Sen University of Medical Sciences, he received his PhD in Bone Science from Sun Yat-sen University in China and PhD in Surgery from Tampere University in Finland. During his career as an orthopaedic surgeon for over 20 years, Prof. Sheng has served in various capacities at different medical institutions including the First Affiliated Hospital of Sun Yat-Sen University in China, Coxa Hospital for Joint Replacement in Finland and Nagoya University in Japan. Prof. Sheng has published 48 science papers as author or co-author.

Prof. Sheng will have an advisory role only and report directly to and take direction from the Company’s Board of Directors. His scientific and strategic input and advice will help the Company’s research and development projects.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2020 and 2019 was $182,959 and $263,639. Compared to prior period, the research and development expenses for the years ended October 31, 2020 and 2019 were reduced by 30.6% and increased by 366.52%. The main component of research and development costs is staff costs of the technical personnel on product improvements to enhance industrial design.

The Company started research projects on two new products in 2020. These products are Class II and Class III medical devices for treating Sports Trauma. We expect research and development expenses to grow as we continue to invest in basic research, clinical trials, product development and in our intellectual property. The Company will be working closely with medical institutions and research universities to expedite future clinical trials of upcoming series of polymer fixation devices, including Intramedullary Nailing Fixation, Binding Wires, Micromodule Screws & Plates, Maxillofacial & Craniofacial Plates, and Rib Pins.

Impact of COVID-19 Pandemic

The Company’s primary business is carried out through its subsidiary, Shenzhen Changhua Biomedical Engineering Co., Ltd. (“Shenzhen Changhua”), based in Shenzhen, China, where COVID-19 pandemic started in January 2020.

The Company has identified the following areas that had been adversely affected by COVID-19:

1.	Operation: Our facilities in China were not fully staffed due to COVID-19 lockdown, travel restrictions and quarantine requirements. This affected our accounting and marketing departments mostly because a large number of staff could not come back to office as they were not allowed to travel or have 14-day quarantine before they came back to work. Our operation gradually came back to normal with the easing of COVID-19 restrictions in China during the third and fourth quarter of 2020.
2.	Manufacturing: We had sufficient raw material stock for 2 months, however, our production was affected by staff shortage and facilities closure during lockdown.
3.	Marketing: We launched our sales campaign in late 2019 and we generated revenue the first time in the history of the Company at the end of 2019 fiscal year. Our sales and marketing plans were disrupted by COVID-19 pandemic because almost all the hospitals in China were dealing with COVID-19 and non-essential operations were postponed or cancelled.

The Company has been working with its business partners and workforce through crisis planning, effective communication and co-operation to minimize the negative impact of COVID-19.

Finance Costs

As of October 31, 2020 and 2019, the Company owed $880,108 and $824,705 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2020 and 2019, the Company owed $2,068,471 and $1,802,625 to Chi Fung Yu, $2,327,850 and $2,835,785 to Tie Jun Chen, $41,742 and $37,701 to Que Feng, $267,449 and $240,527 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the years ended October 31, 2020 and October 31, 2019 are $50,065 and $48,418 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the years ended October 31, 2020 and October 31, 2019 are $92,625 and $93,742 for Chi Fung Yu; $152,606 and $155,444 for Tie Jun Chen; $2,007 and $2,032 for Que Feng; $13,899 and $14,067 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2020 and October 31, 2019, the Company owed the following amounts respectively to three directors for advances made - $283,627 and $256,469 to Hui Wang; $20,930 and $23,478 to Chi Ming Yu; $3,474 and $567 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the years ended October 31, 2020 and 2019 respectively is $13,695 and $12,707 for Hui Wang; $0 and $0 for Chi Ming Yu and Kai Gui.

Income Tax

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2020 and 2019. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,421,252 and $2,224,307 as of October 31, 2020 and 2019 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2020 and 2019 was $797,623 and $756,265 respectively. The net change in the valuation allowance for 2020 was an increase of $41,358.

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

Other Income/(Expenses)

Other expenses for the years ended October 31, 2020 and 2019 were $225,376 and $344,082 respectively. Comparing with prior year, the other expenses were reduced by $118,706 or 34.5%. There were no substantial changes in other income/expenses except the added in government grants and interest on lease liabilities. During the year ended 31 October 2020, the Company was awarded a government grant equivalent to US$125,806 by the government of Shenzhen Longgang District where our facilities are located. The grant was a Biomedical Incentive Award recognizing the Company’s achievement of obtaining a Class III medical device permit from China’s NMPA.

Net Loss

As reflected in the accompanying audited consolidated financial statements, the Company has an accumulated deficit of $10,256,364 at October 31, 2020 that includes a net loss of $672,000 for the year ended October 31, 2020. We started to generate revenue at the end of 2019 fiscal year from inception, but our marketing campaign was disrupted by the COVID-19 pandemic. Revenue income from our PA Screws sales was not sufficient to meet operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $7,533,045 at October 31, 2020 compared to a working capital deficit of $6,577,273 as of October 31, 2019. Our working capital deficit increased as a result of the fact that we only started to market of our NMPA approved PA Screw in China at the end of 2019 fiscal year, and the company has to put resources to market its products, complete the clinical trials of other products. Although we began to generate revenues at the end of 2019 fiscal year, the first time in the Company’s history, our marketing campaign was disrupted by the COVID-19 pandemic and the revenue income was not sufficient. Our main source of financing during the year came in the form of PA Screws sales and loan from our related parties and stockholders.

Cash Flows

Net Cash Generated from Operating Activities

Net cash generated from operating activities was $646,660 in the year ended October 31, 2020. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation and imputed interest on advances from directors.

Net Cash Used in Investing Activities

We recorded $30,706 net cash used in investing activities in the year ended October 31, 2020. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Used in Financing Activities

Net cash used in financing activities in the year ended October 31, 2020 was $427,821, which represented advances from related parties.

Operating Capital and Capital Expenditure Requirements

Our ability to continue as a going concern and support the commercialization of current products is dependent upon our ability to obtain additional financing in the near term. We anticipate that such funding will be in the form of marketing of our products and equity financing from sales of our common stock. However, there is no assurance that we will be able to raise sufficient funding from the sale of our products and common stock to fund our business plan should we decide to proceed. We anticipate our sales revenue will not meet our financial needs in 2021 and we need to rely on advances from our related parties and stockholders in order to continue to fund our business operations

We believe that our existing cash, cash equivalents at October 31, 2020, will be insufficient to meet our cash needs. The management is actively marketing its product, pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, manufacturing and marketing our products, clinical trials or further development that may arise.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $10,256,364 as of October 31, 2020 that includes a net loss of $672,000 for the year ended October 31, 2020. The Company’s total current liabilities exceed its total current assets by $7,533,045.

These factors raise substantial doubt about our ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to generating revenue, raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of October 31, 2020, loans from the Company’s stockholder, three directors, three related parties and a non-related third party totaling $5,893,651 were provided to us for use as working capital. Management believes that such financing will allow us to continue operations through the next fiscal year. The Company is also actively pursuing a number of private placements funding which would ensure continued operations. The Company launched the sales campaign for its NMPA approved PA Screws at the end of fiscal year ended October 31, 2019 and continuously generated revenue since then. The Company believes its revenue will gradually increase during 2021.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Impairment of the carrying value of long-lived assets would be indicated if the best estimate of future undiscounted cash flows expected to be generated by the asset grouping is less than its carrying value. If an impairment is indicated, any loss is measured as the difference between estimated fair value and carrying value and is recognized in operating income. For the years ended October 31, 2020 and 2019, the company has not recognized any impairment charges.

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

AS OF OCTOBER 31, 2020

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Advanced Biomedical Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanced Biomedical Technologies, Inc. and subsidiaries (the “Company”) as of October 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the years in the two-year period ended October 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China
January 29, 2021

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	October 31, 2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$201,664	$5,592
Other receivables and prepaid expenses	29,260	49,767
Inventory	100,026	64,107
Total current assets	330,950	119,466

NON-CURRENT ASSETS
Property and equipment, cost	552,423	534,666
Less: Accumulated depreciation	(446,949)	(435,632)
Property and equipment, net	105,474	99,034
Operating lease right-of-use assets	32,802	-
Total non-current assets	138,276	99,034

TOTAL ASSETS	$469,226	$218,500

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	1,942,316	674,882
Operating lease liabilities, current portion	28,028	-
Due to directors	308,031	280,514
Due to a stockholder	880,108	824,705
Advances from related parties	4,705,512	4,916,638
Total current liabilities	7,863,995	6,696,739

NON-CURRENT LIABILITIES
Operating lease liabilities, less current portion	7,029	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 70,224,850 and 69,874,850 issued and outstanding as of October 31, 2020 and October 31, 2019	702	698
Additional paid-in capital	2,824,279	2,768,138
Stock-based compensation reserves	8,160	-
Accumulated deficit	(10,256,364)	(9,581,438)
Accumulated other comprehensive income	21,425	334,363

Total stockholders’ deficit	(7,401,798)	(6,478,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$469,226	$218,500

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	October 31, 2020	October 31, 2019
SALES	$123,587	$11,657
Cost of sales	(51,817)	(7,596)
Gross margin	71,770	4,061

OPERATING EXPENSES
General and administrative expenses	224,459	324,010
Research and development	182,959	263,639
Depreciation	17,025	21,150
Depreciation on right-of-use assets	43,341	-
Stock-based compensation expenses	50,610	-
Total Operating Expenses	518,394	608,799

LOSS FROM OPERATIONS	(446,624)	(604,738)

OTHER (EXPENSES) INCOME
Government grants	125,806	-
Interest income	44	24
Interest paid to a stockholder and related parties	(311,202)	(313,703)
Interest on lease liabilities	(4,046)	-
Imputed interest	(13,695)	(12,707)
Other, net	(22,283)	(17,696)
Total Other (Expenses) Income, net	(225,376)	(344,082)

LOSS BEFORE TAXES	(672,000)	(948,820)
Income tax expense	-	-
NET LOSS	(672,000)	(948,820)
Net loss attributable to non-controlling interests	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(672,000)	(948,820)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation gain/(loss)	(312,938)	61,636
Total other comprehensive income/(loss)	(312,938)	61,636

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(984,938)	$(887,184)

Net loss per share-basic and diluted
- basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the year
- basic	69,944,658	69,626,220
- diluted	70,104,002	69,626,220

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserve	deficit	loss	Total
Balance at October 31, 2017	69,374,850	$694	$2,673,620	$-	$(7,679,298)	$9,957	$(4,995,027)

Stock issued for services ($0.211 per share)	250,000	2	52,748	-	-	-	52,750

Imputed interest on advances from directors	-	-	13,815	-	-	-	13,815

Net loss for the year	-	-	-	-	(953,320)	-	(953,320)

Foreign currency translation gain	-	-	-	-	-	262,770	262,770

Balance at October 31, 2018	69,624,850	$696	$2,740,183	$-	$(8,632,618)	$272,727	$(5,619,012)

Stock to be issued ($0.061 per share)	250,000	2	15,248	-	-	-	15,250

Imputed interest on advances from directors	-	-	12,707	-	-	-	12,707

Net loss for the year	-	-	-	-	(948,820)	-	(948,820)

Foreign currency translation gain	-	-	-	-	-	61,636	61,636

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Stock issued for services ($0.042 per share)	100,000	2	4,198	-	-	-	4,200

Stock issued for services ($0.153 per share)	250,000	2	38,248	-	-	-	38,250

Imputed interest on advances from directors	-	-	13,695	-	-	-	13,695

Stock-based compensation expenses	-	-	-	8,160	-	-	8,160

Net loss for the year	-	-	-	-	(672,000)	-	(672,000)

Foreign currency translation loss	-	-	-	-	-	(312,938)	(312,938)

Balance at October 31, 2020	70,224,850	$702	$2,824,279	$8,160	$(10,256,364)	$21,425	$(7,401,798)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(672,000)	$(948,820)
Adjustments to reconcile net loss to cash generated from (used in) operating activities:
Depreciation on property & equipment	17,025	21,150
Depreciation on right-of-use assets	43,341	-
Loss on disposal of property & equipment	3,953	-
Imputed interest	13,695	12,707
Interest on lease liabilities	4,046	-
Shares issued for services	50,610	15,250
Net exchange difference	(3)	-
Changes in operating assets and liabilities
Decrease (Increase) in:
Inventory	(31,284)	(65,473)
Other receivables and prepaid expenses	23,673	(17,745)
Depreciation allocated to inventory	8,432	404
Increase in:
Other payables and accrued expenses	1,185,172	239,997
Net cash generated from/(used in) in operating activities	646,660	(742,530)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,706)	(18,565)
Net cash used in investing activities	(30,706)	(18,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	54,285	105,877
Due to directors	13,694	9,078
Due to related parties	(447,623)	644,887
Principal element of lease rental paid	(44,131)	-
Interest element of lease rental paid	(4,046)	-
Net cash provided by (used in) financing activities	(427,821)	759,842

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7,939	(15)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196,072	(1,268)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF YEAR	5,592	6,860

CASH AND CASH EQUIVALENTS AT THE END OF YEAR	$201,664	$5,592

Supplemental of cash flow information
Interest income	$44	$24

Other non cash items
Interest expenses	$315,248	$313,703

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

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months. As of October 31, 2020 and 2019, all the cash and cash equivalents were denominated in United States Dollars (“US$”), Hong Kong Dollars (“HK$”) and Renminbi (“RMB”) and were placed with banks in the United States of America, Hong Kong and PRC. Balances at financial institutions or state-owned banks within the PRC are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

(E)	Inventories

Raw materials, work in progress and finished goods are stated at the lower of cost and net realisable value. Cost comprises direct materials, direct labour and an applicable proportion of production overheads. Production overheads are allocated to inventories on the basis of normal operating capacity. Costs are assigned to individual inventory items on weighted average costs basis. Net realisable value is the estimated selling price in the ordinary course of business less the estimated costs of completion and the estimated selling costs.

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

The Company accounts for long-lived assets under the FASB Codification Topic 360 (ASC 360) “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC Topic 360, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. The long-lived assets of the Company, which are subject to evaluation, consist primarily of property and equipment. For the years ended October 31, 2020 and 2019, the Company has not recognized any allowances for impairment.

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

(I)	Stock-based compensation

The fair value of services received, as measured at the fair value of stock granted at the grant date, is expensed in the statements of operations and comprehensive loss with a corresponding increase in the common stock and additional paid-in capital where applicable.

Where the shares are granted for services to be rendered over a period of time, the fair value of the stock granted is accounted for as a prepayment with a corresponding increase in the common stock and additional paid-in capital where applicable. This prepaid stock-based compensation is amortized as an expense on a straight-line basis over the period for which the services are rendered.

Where, pursuant to an agreement, the stock of the Company is to be granted for services being rendered, the fair value of the stock-based compensation is credited to the stock-based compensation reserve which will be transferred to common stock and additional paid-in-capital upon the actual granting of the shares. The stock-based compensation would be amortized as an expense on a straight-line basis over the period for which the services are rendered.

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

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the years ended October 31, 2020 and 2019 were $182,959 and $263,639 respectively.

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

The exchange rates used to translate amounts in HK$ and RMB into US$ for the purposes of preparing the financial statements were as follows:

	October 31, 2020	October 31, 2019
Balance sheet items, except for share capital, additional paid-in capital and accumulated deficits, as of year end	US$1=HK$7.7548=RMB6.6919	US$1=HK$7.8376=RMB7.0379
Amounts included in the statements of operations and cash flows for the year	US$1=HK$7.7660=RMB6.9743	US$1=HK$7.8366=RMB6.8911

The translation (loss) and gain recorded for the years ended October 31, 2020 and 2019 were $(312,938) and $61,636 respectively.

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

The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB and HK$ to US$ is reported as other comprehensive gain or loss in the statements of operations and stockholders’ deficit. Other comprehensive (loss) and gain for the years ended October 31, 2020 and 2019 were $(312,938) and $61,636 respectively.

(N)	Earnings/(Loss) per share

Basic earnings/(loss) per share are computed by dividing income available to stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential shares had been issued and if the additional shares were diluted. However, the diluted loss per share will not be computed because of the anti-dilutive effect. There are no potentially dilutive securities as at October 31, 2020 and October 31, 2019.

(O)	Segments

The Company operates in only one business segment and one geographic region, thereafter segment disclosure is not presented.

(P)	Recent Accounting Pronouncements

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

2.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at October 31, 2020 and 2019:

	October 31,
	2020	2019

Plant and machinery	$356,132	$309,626
Motor vehicles	-	39,174
Office equipment	39,668	36,696
Computer software	5,017	5,017
Office improvements	151,606	144,153

	552,423	534,666
Less: accumulated depreciation	446,949	435,632

Property and equipment, net	$105,474	$99,034

Depreciation expense for the years ended October 31, 2020 and 2019 was $17,025 and $21,150 respectively.

3.	OTHER PAYABLES AND ACCRUED EXPENSES

Other payables and accrued expenses at October 31, 2020 and 2019 consisted of the followings:

	October 31,
	2020	2019

Trade payables	$234	$2,493
Contract liabilities	1,343,281	135,942
Other payables	224,151	213,132
Accrued expenses	374,650	323,315

	$1,942,316	$674,882

Movements in contract liabilities during the reporting periods are as follows:

	Related	Non-related
	parties	parties	Total

At 1 November 2018	$-	$-	$-
Deposit received	141,440	15,220	156,660
Revenue recognised	(11,657)	-	(11,657)
VAT and other tax paid	(4,066)	(2,099)	(6,165)
Exchange realignment	(2,622)	(274)	(2,896)

At 30 October and 1 November 2019	123,095	12,847	135,942
Revenue recognised	(110,899)	(12,964)	(123,863)
VAT paid	(12,732)	-	(12,732)
Deposits received	1,288,311	-	1,288,311
Exchange realignment	55,506	117	55,623

At 31 October 2020	$1,343,281	$-	$1,343,281

4.	RELATED PARTY TRANSACTIONS

As of October 31, 2020 and 2019, the Company owed $880,108 and $824,705 respectively to Titan Technology Development Limited, a stockholder.

As of October 31, 2020 and 2019, amount due to related parties were as follows:

	As at October 31,
	2020	2019
Advances from related parties:
Chi Fung Yu	$2,068,471	$1,802,625
Que Feng	41,742	37,701
Tie Jun Chen	2,327,850	2,835,785
Shenzhen Hygeian Medical Device Co., Ltd.	267,449	240,527

Total advances from related parties	4,705,512	4,916,638
Due to directors	308,031	280,514
Due to a stockholder	880,108	824,705
Contract liabilities	1,343,281	123,095
Total amount due to related parties	$7,236,932	$6,144,952

Sales for the year ended 31 October 2020 and 2019 amounted to US$110,899 and US$11,657 respectively were to a company in which Mr. Tie Jun Chen has a significant equity interest. Advance payments for undelivered goods are recognised as contract liabilities at the end of the reporting period.

Advances from a stockholder and related parties are unsecured, repayable on demand and bearing interest at 7% per annum. Interest expenses on advances from a stockholder and the related parties accrued for the years ended October 31, 2020 and 2019 were as follows:

	Year ended October 31,
	2020	2019

Titan Technology Development Limited, a stockholder of the Company	$50,065	48,418
Related parties:
Chi Fung Yu	92,625	93,742
Que Feng	2,007	2,032
Tie Jun Chen	152,606	155,444
Shenzhen Hygeian Medical Device Co., Ltd.	13,899	14,067

Interest expenses to a stockholder and related parties	$311,202	$313,703

As of October 31, 2020 and 2019, advances from directors were as follows:

	As at October 31,
	2020	2019

Wang Wei	$283,627	$256,469
Kai Gui	3,474	567
Chi Ming Yu	20,930	23,478

Amount due to directors	$308,031	$280,514

Advances from directors were unsecured, repayable on demand and interest free. Imputed interests on the amounts owed to Wang Wei, a director, were $13,695 and $12,707 for the years ended October 31, 2020, and 2019 respectively.

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

On March 1, 2020 the Company and Mr. Puyi Sheng entered into an agreement to appoint the Mr. Sheng as the Chief Medical Officer for a term of 36 months. Pursuant to the Agreement, the Company has issued to Mr. Sheng 100,000 shares of the Company’s common stock (“the Shares”). The shares were valued at the closing price of US$0.042 on the date of grant yielding an aggregate fair value of $4,200, fully recognised as consultancy fees included in general and administrative expenses for the current year. The Company agrees to issue to Mr. Sheng 80,000 shares at the end of each 12-month term effective from 1 March 2020.

On 27 October 2020, the Company issued 100,000 and 150,000 shares of restricted common stock as directors’ compensation for past services to Mr. Chi Ming Yu and Mr. Kai Gui, directors of the Company respectively. The shares were valued at the closing price of $0.153 per share on the date of grant, yielding an aggregate fair value of $38,250.

6.	COMMITMENTS AND CONTINGENCIES

(A)	Employee benefits

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $27,662 and $71,247 for the years ended October 31, 2020 and 2019 respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

(B)	Leases

The Company adopted ASU 2016-02 on November 1, 2019 using the modified retrospective adoption method. The reported results for year ended October 31, 2020 reflect the adoption of ASC 842 guidance while the reported results for the year ended October 31, 2019 were prepared and continue to be reported under the guidance of ASC 840, Leases.

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

As of October 31, 2020, the Company has future lease payments as follows:

For the year ending October 31,
2021	$29,513
2022	7,173
Total lease payment payables	36,686
Short-term lease not recognized as a liability	(224)
Less: Interest element	(1,405)
Total lease liabilities	35,057
Lease liabilities, current portion	(28,028)
Lease liabilities, non-current portion	$7,029

The Company leased from a third party office space at monthly rent prevailing at October 31, 2020 of $1,945 (2019: $1,850). This operating lease expired on July 20, 2015. The Company continues to lease this premises at same monthly rent pending a formal renewal of the lease.

(C)	Capital commitments

As of October 31, 2020, The Company has no outstanding commitments contracted for, net of deposit paid, in respect of acquisitions of plant and machineries (2019: US$7,235).

7.	INCOME TAX

ABMT was incorporated in the United States and has incurred net operating loss for income tax purposes for 2020 and 2019. ABMT has net operating loss carry forwards for income taxes amounting to approximately $2,421,252 and $2,224,307 as of October 31, 2020 and 2019 respectively which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at October 31, 2020 and 2019 was $797,623 and $756,265 respectively. The net change in the valuation allowance for 2020 was an increase of $41,358.

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

As at October 31, 2020 and 2019, 98% and 2% of the Company’s assets were located in the P.R.C. and the United States respectively.

9.	GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $10,256,364 as of October 31, 2020 that includes a net loss of $672,000 for the year ended October 31, 2020. The Company’s total current liabilities exceed its total current assets by $7,533,045. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of October 31, 2020. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of October 31, 2020 based on the material weaknesses described below:

●	Because the Company consists of one person who acts as the financial officer, operating officer, secretary and director of the Company, there are limited internal controls over information processing.
●	There is an inadequate segregation of duties consistent with control objectives as financial reporting function is composed of only one person. In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter after the Company has obtained additional financial resources to determine whether improvement in segregation of duty is feasible.
●	The Company does not have a formal audit committee with a financial expert, and thus the Company lacks of effective Board oversight role within the financial reporting process.
●	There is a lack of formal policies and procedures necessary to adequately review significant accounting transactions and activities.

The Company utilizes a third-party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third-party independent contractor is not involved in the day-to-day operations of the Company and may not provide financial information from and to the management on a timely basis to allow for adequate reporting/consideration of certain transactions.

Changes in Internal Control Over Financial Reporting

During the year ended October 31, 2020, there were no significant changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Chi Ming Yu	47	President, Director
Hui Wang	51	Chief Executive Officer, Director
Kai Gui	51	Director, Secretary, Chief Financial Officer, Chief Operating Officer
Puyi Sheng	53	Chief Medical Officer

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

Puyi Sheng, Chief Medical Officer, is a professor and surgeon, specializing in Primary and Revision Arthroplasties, and Joint Surgery. Prof. Sheng currently serves as the vice director of the Department of Orthopaedic Surgery, the vice director of the Department of Joint Surgery in the First Affiliated Hospital of Sun Yat-sen University, professor and PhD student mentor of Sun Yat-sen University in Guangzhou, China. Prof. Sheng received his Bachelor and Master degrees from Sun Yat-Sen University of Medical Sciences, he received his PhD in Bone Science from Sun Yat-sen University in China and PhD in Surgery from Tampere University in Finland. During his career as an orthopaedic surgeon for over 20 years, Prof. Sheng has served in various capacities at different medical institutions including the First Affiliated Hospital of Sun Yat-Sen University in China, Coxa Hospital for Joint Replacement in Finland and Nagoya University in Japan. Prof. Sheng has published 48 science papers as author or co-author. The Board concluded that Prof. Sheng’s scientific and strategic input and advice will help the Company’s research and development projects and he should serve as the Company’s Chief Medical Officer.

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

Audit Committee and Charter

We do not have an independent audit committee of the board. Our board of directors also performs audit committee functions due to our small company size and limited human resources. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by the registrant to its officers during the last completed fiscal year ended October 31, 2020 and 2019.

Executive Officer Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang (Oct 31, 2020)	$34,602	0	0	0	0	0	$34,602
(Oct 31, 2019)	$35,019	0	0	0	0	0	$35,019
Chi Ming Yu (Oct 31, 2020)	0	0	0	0	0	0	0
(Oct 31, 2019)	0	0	0	0	0	0	0
Kai Gui (Oct 31, 2020)	0	0	0	0	0	0	0
(Oct 31, 2019)	0	0	0	0	0	0	0
Puyi Sheng (Oct 31, 2020)	0	4,200	0	0	0	0	4,200
(Oct 31, 2019)	0	0	0	0	0	0	0

The following table sets forth information with respect to compensation paid by the registrant to its directors during the last completed fiscal year ended October 31, 2020 and 2019.

Director Compensation
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Hui Wang (Oct 31, 2020)	0	0	0	0	0	0	0
(Oct 31, 2019)	0	0	0	0	0	0	0
Chi Ming Yu (Oct 31, 2020)	0	15,300	0	0	0	0	15,300
(Oct 31, 2019)	0	6,100	0	0	0	0	6,100
Kai Gui (Oct 31, 2020)	0	22,950	0	0	0	0	22,950
(Oct 31, 2019)	0	9,150	0	0	0	0	9,150

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

(1) Title of Class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Common Stock	Hui Wang, CEO & Director	22,153,540	31.547%
Common Stock	Chi Ming Yu, President & Director	650,000	0.926%
Common Stock	Kai Gui, Secretary & Director	1,050,000	1.495%
Common Stock	Puyi Sheng, Chief Medical Officer	100,000	0.142%
Common Stock	Titan Technology Development, LTD., Room 1903 Hing Yip, Commercial Centre, 272 Des Voeux Road Central, Hong Kong, 718332	24,183,359	34.437%
All Officers & Directors		23,953,540	34.11%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of October 31, 2020 and 2019, the Company owed $880,108 and $824,705 respectively to a stockholder – Titan Technology Development Limited, which is unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

As of October 31, 2020 and 2019, the Company owed $2,068,471 and $1,802,625 to Chi Fung Yu, $2,327,850 and $2,835,785 to Tie Jun Chen, $41,742 and $37,701 to Que Feng, $267,449 and $240,527 to Shenzhen Hygeian Medical Device Company, Limited., which are unsecured and repayable on demand. Interest is charged at 7% per annum on the amount owed.

Total interest expenses on advances from a stockholder accrued for the years ended October 31, 2020 and October 31, 2019 are $50,065 and $48,418 for Titan Technology Development Limited.

Total interest expenses on advances from following related parties accrued for the years ended October 31, 2020 and October 31, 2019 are $92,625 and $93,742 for Chi Fung Yu; $152,606 and $155,444 for Tie Jun Chen; $2,007 and $2,032 for Que Feng; $13,899 and $14,067 for Shenzhen Hygeian Medical Device Company.

As of October 31, 2020 and October 31, 2019, the Company owed the following amounts respectively to three directors for advances made - $283,627 and $256,469 to Hui Wang; $20,930 and $23,478 to Chi Ming Yu; $3,474 and $567 to Kai Gui. These advances were made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to the directors for the years ended October 31, 2020 and 2019 respectively is $13,695 and $12,707 for Hui Wang; $0 and $0 for Chi Ming Yu and Kai Gui.

Sales for the years ended 31 October 2020 and 2019 amounted to US$110,899 and US$11,657 respectively were to a company in which Mr. Tie Jun Chen has a significant equity interest. Advance payments for undelivered goods are recognised as contract liabilities at the end of the reporting period.

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

2020	$48,000	Centurion ZD CPA & Co.
2019	$45,000	Centurion ZD CPA & Co.

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

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

Signature	Title	Date

/s/ Chi Ming Yu	President and Director	January 29, 2021
Chi Ming Yu	(Principal Executive Officer)

/s/ Kai Gui	Director, Secretary and Chief Financial Officer	January 29, 2021
Kai Gui	(Principal Financial Officer)

/s/ Hui Wang	Director and Chief Executive Officer	January 29, 2021
Hui Wang	(Controller)

