Form 10-Q
period 2021-01-31
Advanced Biomedical Technologies Inc.
filed 2021-03-22
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2021

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

As of March 22, 2021, there are 70,224,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 29, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended January 31, 2021 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2021.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2021

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,491	$201,664
Other receivables and prepaid expenses	56,398	29,260
Inventory	122,221	100,026
Total current assets	187,110	330,950

NON-CURRENT ASSETS
Property and equipment, cost	593,036	552,423
Less: Accumulated depreciation	(470,746)	(446,949)
Property and equipment, net	122,290	105,474
Operating lease right-of-use assets	22,392	32,802
Total non-current assets	144,682	138,276

TOTAL ASSETS	$331,792	$469,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	1,687,519	1,942,316
Operating lease liabilities, current portion	20,303	28,028
Due to directors	311,127	308,031
Due to a stockholder	892,664	880,108
Advances from related parties	5,249,202	4,705,512
Total current liabilities	8,160,815	7,863,995

NON-CURRENT LIABILITIES
Operating lease liabilities, less current portion	3,690	7,029

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 70,224,850 issued and outstanding as of January 31, 2021 and October 31, 2020	702	702
Additional paid-in capital	2,827,832	2,824,279
Stock-based compensation reserves	12,702	8,160
Accumulated deficit	(10,428,408)	(10,256,364)
Accumulated other comprehensive income/(loss)	(245,541)	21,425
Total stockholders’ deficit	(7,832,713)	(7,401,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$331,792	$469,226

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended
	January 31,	January 31,
	2021	2020
SALES	$47,233	$60,501
Cost of sales	(10,147)	(33,127)
Gross margin	37,086	27,374

OPERATING EXPENSES
General and administrative expenses	38,645	54,285
Research and development	66,806	56,780
Depreciation on property and equipment	4,174	5,132
Depreciation on operating lease right-of-use assets	11,561	10,822
Stock-based compensation expenses	4,542	-
Total Operating Expenses	125,728	127,019

LOSS FROM OPERATIONS	(88,642)	(99,645)

OTHER (EXPENSES) INCOME
Government grants	-	125,652
Interest income	74	5
Interest paid to a stockholder and related parties	(73,018)	(80,254)
Interest on operating lease liabilities	(557)	(1,297)
Imputed interest	(3,553)	(3,389)
Other, net	(6,348)	(4,861)
Total Other (Expenses) Income, net	(83,402)	35,856

LOSS BEFORE TAXES	(172,044)	(63,789)
Income tax expense	-	-
NET LOSS	(172,044)	(63,789)
Net loss attributable to non-controlling interests	-	-

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(172,044)	(63,789)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(266,966)	(100,290)
Total other comprehensive loss	(266,966)	(100,290)

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(439,010)	$(164,079)

Net loss per share-basic and diluted
- basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic	70,224,850	69,874,850
- diluted	70,298,275	69,874,850

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserve	deficit	loss	Total
Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Imputed interest on advances from directors	-	-	3,389	-	-	-	3,389

Net loss for the period	-	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	$698	$2,771,527	$-	$(9,648,153)	$234,073	$(6,641,855)

Balance at October 31, 2020	70,224,850	702	2,824,279	8,160	(10,256,364)	21,425	(7,401,798)

Imputed interest on advances from directors	-	-	3,553	-	-	-	3,553

Stock-based compensation expenses	-	-	-	4,542	-	-	4,542

Net loss for the period	-	-	-	-	(172,044)	-	(172,044)

Foreign currency translation loss	-	-	-	-	-	(266,966)	(266,966)

Balance at January 31, 2021	70,224,850	$702	$2,827,832	$12,702	$(10,428,408)	$(245,541)	$(7,832,713)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	3 months ended
	January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(172,044)	$(63,789)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation on property & equipment	4,174	5,132
Depreciation on operating lease right-of-use assets	11,561	10,822
Imputed interest	3,553	1,297
Interest on operating lease liabilities	557	3,389
Stock-based compensation expenses	4,542	-
Changes in operating assets and liabilities
Decrease (Increase) in:
Inventory	(17,791)	15,685
Other receivables and prepaid expenses	(27,684)	(9,351)
Depreciation allocated to inventory	1,715	153
Increase in:
Other payables and accrued expenses	(323,400)	(15,198)
Net cash used in operating activities	(514,817)	(51,860)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18,192)	(525)
Net cash used in investing activities	(18,192)	(525)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	12,532	12,448
Due to directors	(8,398)	13,748
Due to related parties	343,852	40,640
Principal element of operating lease payments	(12,294)	(10,734)
Interest element of operating lease payments	(557)	(1,297)
Net cash provided by financing activities	335,135	54,805

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,701	74

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(193,173)	2,494

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	201,664	5,592

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$8,491	$8,086

Supplemental of cash flow information
Interest income	$74	$5

Other non cash items
Interest expenses	$73,575	$81,551

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of January 31, 2021, the consolidated results of operations for the three months ended January 31, 2021 and 2020 and consolidated statements of cash flows for the three months ended January 31, 2021 and 2020 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three months ended January 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2020 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2021.

The reporting currency of the Company is US dollar.

NOTE 2 ORGANIZATION

Advanced BioMedical Technologies, Inc. (fka “Geostar Mineral Corporation” or “Geostar”) (“ABMT”) was incorporated in Nevada on September 12, 2006.

Shenzhen Changhua has been involved in the development of polymer screws, rods and binding wires for fixation on human fractured bones. The Company is currently involved in researching, manufacturing and conducting clinical trials on its products and intends to raise additional capital to produce and market its products commercially. The Company holds one Class III permit, one Class II permit and one Class I permit from the National Medical Products Administration of the PRC (“NMPA”), formally the China Food and Drug Administration (“CFDA”) and the State Food and Drug Administration (“SFDA”) of the PRC. The Company holds four patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”).

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of January 31, 2021 and October 31, 2020, the Company owed a stockholder $892,664 and $880,108 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of January 31, 2021 and October 31, 2020, the Company owed four related parties a total of $5,249,202 and $4,705,512 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2021 and 2020 were $73,018 and $80,254 respectively.

As of January 31, 2021 and October 31, 2020, the Company owed $311,127 and $308,031 respectively, to three directors for advances made on an unsecured basis, repayable on demand and interest free. Imputed interest charged at 5% per annum on the amounts owed to the directors is $3,553 and $3,389 for the three months ended January 31, 2021 and 2020 respectively.

As of January 31, 2021 and October 31, 2020, the Company has contract liabilities of US$1,032,373 and US$1,343,281 with a company in which Mr. Chen Tie Jun has a significant equity interest. Sales for the quarter ended 31 January 2021 and 31 January 2020 to the related company amounted to US$47,233 and US$60,501 respectively.

Sales for the three months ended January 31, 2021 and 2020 of US$47,233 and $60,501 respectively were made to a company in which Mr. Chen Tie Jun has a significant equity interest.

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

As of January 31, 2021, the Company has lease commitments as follows:

For the year ending October 31,
2021	$17,423
2022	7,467
Total lease payment payables	24,890
Less: Interest element	(897)
Total lease liabilities	23,993
Lease liabilities current portion	(20,303)
Lease liabilities less current portion	$3,690

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

NOTE 8 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $10,428,408 as of January 31, 2021 that includes a net loss of $172,044 for the three months ended January 31, 2021. As of January 31, 2021, the Company’s total current liabilities exceeded its total current assets by $7,973,705 and the Company used cash in operations of $514,817 for the three months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. Actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth in this Quarterly Report, and in the Company’s most recent Annual Report on Form 10-K filed on January 29, 2021.

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

Our Business

We are engaged in the business of designing, developing, manufacturing and marketing of biomaterial internal fixation devices. We hold one Class III medical device permit from the National Medical Products Administration of the PRC (“NMPA”) for our product - polymer orthopaedic internal fixation screws, one Class II permit and one Class I permit. We hold four patents issued by the State Intellectual Property Office of the P.R.C. (“SIPO”). Our polyamide materials, their uses and manufacturing processes are protected by Patent No. ZL201511006236.7 and ZL971190739. Patent No. ZL201410647464.1 titled “Bone Fracture Plate Made of High Polymer Materials” and patent No. ZL201511005531.0 titled “Composite fiber, manufacturing method and orthopaedic binding wire” were granted to us in 2018 and 2020 respectively. Our polyamide materials are used in producing screws, binding wires, rods and related products. These products are used in a variety of applications including orthopaedic trauma, sports related medical treatment, or cartilage injuries, and reconstructive dental procedures. At this time, our company is the sole patent holder and market permit holder of PA technologies in China, as well as the only company currently engaged in clinical trials, manufacturing and marketing for PA orthopaedic internal fixation devices in the PRC. Our products are made of a very unique material called PA6-P(MMA-CO-NVP)-HA (“PA”). Our PA products, such as screws, binding wires, rods, suture anchors and rib-pins consist of enhanced fibers and high molecular polymers which are designed to facilitate quick healing of complex fractures in many areas of the human skeletal system.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of January 31, 2021, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to January 31, 2021 and 2020.

Revenues

Our revenue for the three months ended January 31, 2021 and 2020 were $47,233 and $60,501 respectively. The Company achieved a milestone in its history at the end of the fiscal year ended October 31, 2019, by completing sales of $11,657 to its distributor, a company in which Mr. Tie Jun Chen, a key management personnel of Shenzhen Changhua, has a significant equity interest.

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

Number of Hospitals at the end of November 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by the National Health Commission of the People’s Republic of China
(November 2020)

	November 2020	November 2019	Increase / (Decrease)
Total No. of Hospitals	35,112	33,972	1,140
Public Hospital	11,885	11,891	(6)
Private Hospital	23,227	22,081	1,146
Hospital Rating
AAA	2,895	2,681	214
AA	10,121	9,478	643
A	11,826	11,014	812
Unrated	10,270	10,799	(529)

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Cost of Sales

Cost of sales for the three months ended January 31, 2021 and 2020 were $10,147 and $33,127 respectively, which accounted for 21.48% and 54.75% of the gross revenue. The main components of cost of sales are expenses for attending exhibitions/trade shows and staff costs.

Gross Profits

Gross profits for the three months ended January 31, 2021 and 2020 were $37,086 and $27,374 respectively, which accounted for 78.52% and 45.25% of the gross revenue. Compared to the three months ended January 31, 2020, the gross profits percentage for the three months ended January 31, 2021 was increased by 33.27%. The main contributor to this increase was that we had an established initial sales network in the three months ended January 31, 2021.

Operating Expenses

Operating expenses for the three months ended January 31, 2021 and 2020 were $125,728 and $127,019 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the quarter ended January 31, 2021 and 2020 was $66,806 and $56,780. The main component of research and development costs is staff costs of the technical personnel on product improvements to enhance industrial design.

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

New Patent Granted

The Company was granted one patent in January 2021 by the State Intellectual Property Office of the P.R.China (“SIPO”), patent no. ZL201511006236.7. This patent protects the use and manufacturing process of an unique polymer material used by the Company.

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

Other Income and Expenses

Total other (expenses) income, for the three months ended January 31, 2021 and 2020 were ($83,402) and $35,856 respectively. There was no significant changes in total other expenses for the three months ended January 31, 2021. The major contributor to the total other income for the three months ended January 31, 2020 was due to that the Company received a grant of $125,652 from local government in Shenzhen in January 2020. The remaining other expenses comprised mainly interest expenses with no significant differences between the relevant periods of 2021 and 2020.

Finance Costs

As of January 31, 2021 and October 31, 2020, a stockholder and four related parties had loaned a total of $5,249,202 and $4,705,512 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three months ended January 31, 2021 and 2020 were $73,018 and $80,254 respectively.

As of January 31, 2021 and October 31, 2020, the Company owed $311,127 and $308,031 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,553 and $3,389 for the three months ended January 31, 2021 and 2020 respectively.

Net Loss

The net loss attributable to common stockholders for the three months ended January 31, 2021 and 2020 were $172,044 and $63,789 respectively. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $7,973,705 and $7,533,045 as of January 31, 2021 and October 31, 2020 respectively. Our working capital deficit increased as a result of the fact that we only started to market of our NMPA approved PA Screw in China at the end of 2019 fiscal year, and the company has to put resources to market its products, complete the clinical trials of other products. Although we began to generate revenues at the end of 2019 fiscal year, our marketing campaign was disrupted by the COVID-19 pandemic and the revenue income was not sufficient. Our main source of financing during the year came in the form of PA Screws sales and loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $514,817 and $51,860 in the three months ended January 31, 2021 and 2020 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and others like charges in other receivables and prepaid expenses and other payables and accrued expenses. Cash used in operating activities increased were a result of increased in operating loss, stock-based compensation expenses, other receivables and prepared expenses, and other payables and accrued expenses. Other items had no significant changes.

Net Cash Used in Investing Activities

We recorded net cash used of $18,192 and $525 in investing activities in the three months ended January 31, 2021 and 2020 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended January 31, 2021 and 2020 was $335,135 and $54,805 respectively, which represented advances from a stockholder, directors and related parties, loan repayment to directors and advances to a related company. The significant increase in the cash provided by financing activities were cash flow derived from due to related parties which was the current financing source of the Company.

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

We believe that our existing cash, cash equivalents at January 31, 2021, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

3.	Long-lived assets

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

4.	Fair value of financial instruments

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

6.	Revenue recognition

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

7.

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

8.	Income taxes

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

9.	Research and Development

Research and development costs related to both present and future products are expensed as incurred.

10.	Foreign currency translation

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2021 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2021.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of January 31, 2021. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of January 31, 2021 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of January 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Date: March 22, 2021	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

