Form 10-Q
period 2021-04-30
Advanced Biomedical Technologies Inc.
filed 2021-06-21
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2021

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

As of June 21, 2021, there are 70,224,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 29, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended April 30, 2021 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2021.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2021

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of April 30, 2021 (unaudited) and October 31, 2020	F - 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the six months ended April 30, 2021 and 2020 (unaudited)	F - 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2020 through April 30, 2021 (unaudited)	F - 4

Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2021 and 2020 (unaudited)	F - 5

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 6 – F - 8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,008	$201,664
Other receivables and prepaid expenses	53,151	29,260
Inventory	159,011	100,026
Total current assets	218,170	330,950

NON-CURRENT ASSETS
Property and equipment, cost	620,302	552,423
Less: Accumulated depreciation	(473,122)	(446,949)
Property and equipment, net	147,180	105,474
Operating lease right-of-use assets	13,338	32,802
Total non-current assets	160,518	138,276

TOTAL ASSETS	$378,688	$469,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Other payables and accrued expenses	$1,734,800	$1,942,316
Operating lease liabilities, current portion	14,279	28,028
Due to directors	345,027	308,031
Due to a stockholder	903,206	880,108
Advances from related parties	5,350,516	4,705,512
Total current liabilities	8,347,828	7,863,995

NON-CURRENT LIABILITIES
Operating lease liabilities, less current portion	-	7,029

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 70,224,850 issued and outstanding as of April 30, 2021 and October 31, 2020	702	702
Additional paid-in capital	2,831,658	2,824,279
Stock-based compensation reserves	12,684	8,160
Accumulated deficit	(10,617,497)	(10,256,364)
Accumulated other comprehensive income/(loss)	(196,687)	21,425

Total stockholders’ deficit	(7,969,140)	(7,401,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$378,688	$469,226

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended		6 months ended
	April 30,	April 30,	April 30,	April 30,
	2021	2020	2021	2020
SALES	$95	$(211)	$47,328	$60,290
Cost of sales	(32)	116	(10,179)	(33,011)
Gross margin	63	(95)	37,149	27,279

OPERATING EXPENSES
General and administrative expenses	44,177	57,776	82,822	112,061
Research and development	56,647	41,305	123,453	98,085
Depreciation on property and equipment	3,536	3,944	7,710	9,076
Depreciation on operating lease right-of-use assets	8,871	10,747	20,432	21,569
Stock-based compensation expenses	(18)	6,467	4,524	6,467
Total Operating Expenses	113,213	120,239	238,941	247,258

LOSS FROM OPERATIONS	(113,150)	(120,334)	(201,792)	(219,979)

OTHER (EXPENSES) INCOME
Government grants	-	(86)	-	125,566
Interest income	15	5	89	10
Interest paid to a stockholder and related parties	(75,678)	(80,077)	(148,696)	(160,331)
Interest on car loan	(314)	-	(314)	-
Interest on operating lease liabilities	(343)	(1,100)	(900)	(2,397)
Imputed interest	(3,826)	(3,407)	(7,379)	(6,796)
Other, net	4,207	(4,653)	(2,141)	(9,514)
Total Other (Expenses) Income, net	(75,939)	(89,318)	(159,341)	(53,462)

LOSS BEFORE TAXES	(189,089)	(209,652)	(361,133)	(273,441)
Income tax expense	-	-	-	-
NET LOSS	(189,089)	(209,652)	(361,133)	(273,441)
Net loss attributable to non-controlling interests	-	-	-	-

NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(189,089)	(209,652)	(361,133)	(273,441)

OTHER COMPREHENSIVE (GAIN) LOSS
Foreign currency translation (gain) loss	48,854	121,584	(218,112)	21,294

Total other comprehensive (gain) loss	48,854	121,584	(218,112)	21,294

COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(140,235)	$(88,068)	$(579,245)	$(252,147)

Net loss per share-basic and diluted
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period
- basic	70,224,850	69,940,406	70,224,850	69,907,268

- diluted	70,464,850	70,097,739	70,464,850	69,985,070

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Imputed interest on advances from directors	-	-	3,389	-	-	-	3,389

Net loss for the quarter ended January 31, 2020	-	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	$698	$2,771,527	$-	$(9,648,153)	$234,073	$(6,641,855)

Shares issued for services	100,000	2	4,198		-	-	4,200

Imputed interest on advances from directors	-	-	3,407	-	-	-	3,407

Stock-based compensation expenses				2,267	-	-	2,267

Net loss for the quarter ended April 30, 2020	-	-	-	-	(209,652)	-	(209,652)

Foreign currency translation gain	-	-	-	-	-	121,584	121,584

Balance at April 30, 2020	69,974,850	$700	$2,779,132	$2,267	$(9,857,805)	$355,657	$(6,720,049)

Balance at October 31, 2020	70,224,850	$702	$2,824,279	$8,160	$(10,256,364)	$21,425	$(7,401,798)

Imputed interest on advances from directors	-	-	3,553	-	-	-	3,553

Stock-based compensation expenses	-	-	-	4,542	-	-	4,542

Net loss for the quarter ended January 31, 2021	-	-	-	-	(172,044)	-	(172,044)

Foreign currency translation loss	-	-	-	-	-	(266,966)	(266,966)

Balance at January 31, 2021	70,224,850	$702	$2,827,832	$12,702	$(10,428,408)	$(245,541)	$(7,832,713)

Imputed interest on advances from directors	-	-	3,826	-	-	-	3,826

Stock-based compensation expenses	-	-	-	(18)	-	-	(18)

Net loss for the quarter ended April 30, 2021	-	-	-	-	(189,089)	-	(189,089)

Foreign currency translation gain	-	-	-	-	-	48,854	48,854

Balance at April 30, 2021	70,224,850	$702	$2,831,658	$12,684	$(10,617,497)	$(196,687)	$(7,969,140)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	6 months ended
	April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(361,133)	$(273,441)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation on property & equipment	7,710	9,076
Depreciation on operating lease right-of-use assets	20,432	21,569
Imputed interest	7,379	6,796
Interest on operating lease liabilities	900	2,397
Interest on car loans	314	-
Stock-based compensation expenses	4,524	6,467
Net exchange difference	2	(5)
Changes in operating assets and liabilities
Decrease (Increase) in:
Inventory	(55,278)	(627)
Other receivables and prepaid expenses	(24,779)	13,365
Depreciation allocated to inventory	3,839	5,461
Increase (Decrease) in:
Other payables and accrued expenses	(265,982)	2,045
Net cash generated used in in operating activities	(662,072)	(206,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(49,495)	(28,270)
Net cash used in investing activities	(49,495)	(28,270)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	23,266	24,632
Due to directors	27,316	17,125
Due to related parties	483,065	222,484
Principal element of operating lease payments	(21,812)	(21,579)
Interest element of operating lease payments	(900)	(2,397)
Interest on car loan	(314)	-
Net cash provided by financing activities	510,621	240,265

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,290	(50)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(195,656)	5,048

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	201,664	5,592

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$6,008	$10,640

Supplemental of cash flow information
Interest income	$89	$10

Other non cash items
Interest expenses	$149,596	$162,728

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

In the opinion of management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of April 30, 2021, the consolidated results of operations for the three and six months ended April 30, 2021 and 2020 and consolidated statements of cash flows for the six months ended April 30, 2021 and 2020 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and six months ended April 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2020 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2021.

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

NOTE 5 RELATED PARTY TRANSACTIONS

As of April 30, 2021 and October 31, 2020, the Company owed a stockholder $903,206 and $880,108 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of April 30, 2021 and October 31, 2020, the Company owed four related parties a total of $5,350,516 and $4,705,512 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2021 and 2020 were $75,678, $80,077, $148,696 and $160,331 respectively.

As of April 30, 2021 and October 31, 2020, the Company owed $345,027 and $308,031 respectively, to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $3,826, $3,407, $7,379 and $6,796 for the three and six months ended April 30, 2021 and 2020 respectively.

Sales for the 6 months ended 30 April 2021 amounted to US$47,328 (2019: US$60,290) were made to a company in which Mr. Chen Tie Jun has a significant equity interest.

NOTE 6 COMMITMENTS AND CONTINGENCIES

Leases

Pursuant to ASC 842, the Company recognizes operating leases as right-of-use assets and lease liabilities as shown in the consolidated balance sheet. Other than lease of low-value assets not capitalized, the Company has two operating leases with unrelated parties for factory space and director’s quarter in the P.R.C., which are non-cancelable and expiring on dates between 28 March 2022 and 30 April 2022, and do not include options to renew. The depreciable life of right-of use assets are limited by the term of leases.

As of April 30, 2021, the Company has lease commitments as follows:

For the year ending October 31,
2021	$27,799
2022	23,988
Total lease payment payables	51,787
Short-term lease not recognized as a liability	(35,417)
Lease of low-value assets not capitalised	(1,544)
Less: Interest element	(547)
Total lease liabilities	14,279
Lease liabilities current portion	(14,279)
Lease liabilities non-current portion	$-

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

NOTE 9 GOING CONCERN

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $10,617,497 as of April 30, 2021 and which includes a net loss of $361,133 for the six months ended April 30, 2021. As of April 30, 2021, the Company’s total current liabilities exceeded its total current assets by $8,129,658 and the Company used cash in operations of $662,072 for the six months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of April 30, 2021, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to April 30, 2021 and 2020.

Revenues

Our revenue for the three and six months ended April 30, 2021 and 2020 were $95, ($211), $47,328 and $60,290 respectively.

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

Number of Hospitals at the end of November 2020 Statistic and Census report by the National Health Commission of the People’s Republic of China.

Statistic and Census report by the National Health Commission of the People’s Republic of China
(March 2021)

	March 2021	March 2020	Increase / (Decrease)
Total No. of Hospitals	35,519	34,349	1,170
Public Hospital	11,840	11,916	(76)
Private Hospital	23,679	22,433	1,246
Hospital Rating
AAA	3,044	2,779	265
AA	10,483	9,805	678
A	12,300	11,266	1,034
Unrated	9,692	10,499	(807)

In general, technological advancements and the marketing potential within Asia are the biggest factors in driving significant growth within the global orthopedic devices market. Another major factor that positively influences this market is the growing number of aging baby boomers with active lifestyles. This sector represents a large portion of the total population.

Cost of Sales

Cost of sales for the three and six months ended April 30, 2021 and 2020 were $32, ($116), $10,179 and $33,011 respectively. The main components of cost of sales are expenses for attending exhibitions/trade shows and staff costs.

Gross Profits

Gross profits for the three and six months ended April 30, 2021 and 2020 were $63, ($95), $37,149 and $27,279 respectively.

Operating Expenses

Operating expenses for the three and six months ended April 30, 2021 and 2020 were $113,213, $120,239, $238,941 and $247,258 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the three and six months ended April 30, 2021 and 2020 were $56,647, $41,305, $123,453 and $98,085. The main component of research and development costs is staff costs of the technical personnel on product improvements to enhance industrial design.

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

Other Income and Expenses

Total other (expenses) income, for the three and six months ended April 30, 2021 and 2020 were ($75,939), ($89,318), ($159,341) and ($53,462) respectively. There was no significant changes in total other income and expenses for the three and six months ended April 30, 2021 except that during the six months ended 30 April 2020, the Company received a Biomedical Incentive Award of US$125,566 from the government of Shenzhen Longgang District where our facilities are located, in recognition of the Company’s achievement of obtaining a Class III medical device permit from China’s NMPA. The remaining other expenses comprised mainly interest expenses with no significant differences between the relevant periods of 2021 and 2020.

Finance Costs

As of April 30, 2021 and October 31, 2020, a stockholder and four related parties had loaned a total of $6,253,722 and $5,585,620 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and six months ended April 30, 2021 and 2020 were $75,678, $80,077, $148,696 and $160,331 respectively.

As of April 30, 2021 and October 31, 2020, the Company owed $345,027 and $308,031 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $3,826, $3,407, $7,379 and $6,796 for the three and six months ended April 30, 2021 and 2020 respectively.

Net Loss

The net loss attributable to common stockholders for the three and six months ended April 30, 2021 and 2020 were $189,089, $209,652, $361,133 and $273,441 respectively. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $8,129,658 and $7,533,045 as of April 30, 2021 and October 31, 2020 respectively. Our working capital deficit increased as a result of the fact that we only started to market of our NMPA approved PA Screw in China at the end of 2019 fiscal year, and the company has to put resources to market its products, complete the clinical trials of other products. Although we began to generate revenues at the end of 2019 fiscal year, our marketing campaign was disrupted by the COVID-19 pandemic and the revenue income was not sufficient. Our main source of financing during the year came in the form of PA Screws sales and loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $662,072 and $206,897 in the six months ended April 30, 2021 and 2020 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and stock-based compensation expenses. The change in operating assets and liabilities include inventory, other receivables and prepaid expenses and other payables and accrued expenses. In short, cash used in operating activities increased were a result of increased in operating loss, build-up of inventory, increment in other receivables and prepared expenses assets, and reduction in other payables and accrued expenses liabilities. Other items had no significant changes.

Net Cash Used in Investing Activities

We recorded net cash used of $49,495 and $28,270 in investing activities in the six months ended April 30, 2021 and 2020 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended April 30, 2021 and 2020 was $510,621 and $240,265 respectively, which represented advances from a stockholder, directors and related parties, payment to operating lease with principal and interest. The significant increase in the cash provided by financing activities was loan from related parties which was the current financing source of the Company.

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

We believe that our existing cash, cash equivalents at April 30, 2021, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $700,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2021 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2021.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of April 30, 2021. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of April 30, 2021 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of April 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Date: June 21, 2021	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

