Form 10-Q
period 2021-07-31
Advanced Biomedical Technologies Inc.
filed 2021-09-13
CIK 1385799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2021

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

As of September 13, 2021, there are 70,224,850 shares of common stock outstanding.

All references in this Report on Form 10-Q to the terms “we”, “our”, “us”, the “Company”, “ABMT” and the “Registrant” refer to Advanced BioMedical Technologies, Inc. unless the context indicates another meaning.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated unaudited financial statements of Advanced BioMedical Technologies, Inc., a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company’s most recent annual financial statements for the year ended October 31, 2020 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on January 29, 2021. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the period ended July 31, 2021 are not necessarily indicative of the operating results that may be expected for the full year ending October 31, 2021.

3

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2021

(UNAUDITED)

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONTENTS

Pages

Condensed Consolidated Balance Sheets as of July 31, 2021 (unaudited) and October 31, 2020	F - 2

Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and the nine months ended July 31, 2021 and 2020 (unaudited)	F - 3

Condensed Consolidated Statements of Stockholders’ Deficit for the period from October 31, 2020 through July 31, 2021 (unaudited)	F - 4

Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and 2020 (unaudited)	F - 5

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 6 – F - 8

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2021	2020
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,983	$201,664
Other receivables and prepaid expenses	46,808	29,260
Inventory	188,780	100,026
Total current assets	242,571	330,950

NON-CURRENT ASSETS
Property and equipment, cost	623,144	552,423
Less: Accumulated depreciation	(479,232)	(446,949)
Property and equipment, net	143,912	105,474
Operating lease right-of-use assets	10,025	32,802
Total non-current assets	153,937	138,276

TOTAL ASSETS	$396,508	$469,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade payables and contract liabilities	$1,160,001	$1,343,515
Other payables and accrued expenses	710,948	598,801
Operating lease liabilities, current portion	10,826	28,028
Due to directors	347,889	308,031
Due to a stockholder	915,627	880,108
Advances from related parties	5,433,540	4,705,512
Total current liabilities	8,578,831	7,863,995

NON-CURRENT LIABILITIES
Operating lease liabilities, less current portion	-	7,029

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 100,000,000 shares authorized, 70,224,850 issued and outstanding as of July 31, 2021 and October 31, 2020	702	702
Additional paid-in capital	2,835,707	2,824,279
Stock-based compensation reserves	8,953	8,160
Accumulated deficit	(10,816,210)	(10,256,364)
Accumulated other comprehensive income/(loss)	(211,475)	21,425

Total stockholders’ deficit	(8,182,323)	(7,401,798)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$396,508	$469,226

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	3 months ended		9 months ended
	July 31,	July 31,	July 31,	July 31,
	2021	2020	2021	2020
SALES	$180	$961	$47,508	$61,251
Cost of sales	(38)	(820)	(10,217)	(33,831)
Gross margin	142	141	37,291	27,420

OPERATING EXPENSES
General and administrative expenses	54,433	54,772	137,255	166,833
Research and development	54,633	42,773	178,086	140,858
Depreciation on property and equipment	3,175	3,938	10,885	13,014
Depreciation on operating lease right-of-use assets	3,404	10,699	23,836	32,268
Stock-based compensation expenses	(3,731)	4,400	793	10,867
Total Operating Expenses	111,914	116,582	350,855	363,840

LOSS FROM OPERATIONS	(111,772)	(116,441)	(313,564)	(336,420)

OTHER (EXPENSES) INCOME
Government grants	-	(329)	-	125,237
Interest income	5	8	94	18
Interest paid to a stockholder and related parties	(76,885)	(79,615)	(225,581)	(239,946)
Interest on car loan	(592)	-	(906)	-
Interest on operating lease liabilities	(232)	(903)	(1,132)	(3,300)
Imputed interest	(4,049)	(3,409)	(11,428)	(10,205)
Other, net	(5,188)	(4,536)	(7,329)	(14,050)
Total Other Expenses, net	(86,941)	(88,784)	(246,282)	(142,246)

LOSS BEFORE TAXES	(198,713)	(205,225)	(559,846)	(478,666)
Income tax expense	-	-	-	-
NET LOSS	(198,713)	(205,225)	(559,846)	(478,666)
Net loss attributable to non-controlling interests	-	-	-	-
NET LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	(198,713)	(205,225)	(559,846)	(478,666)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(14,788)	(75,542)	(232,900)	(54,248)

Total other comprehensive loss	(14,788)	(75,542)	(232,900)	(54,248)
COMPREHENSIVE LOSS ATTRIBUTABLE TO ABMT COMMON STOCKHOLDERS	$(213,501)	$(280,767)	$(792,746)	$(532,914)

Net loss per share-basic and diluted
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period
- in issue	70,224,850	69,974,850	70,224,850	69,929,959
- vested, but not yet issued	80,000	-	44,835	-
	70,304,850	69,974,850	70,269,685	69,929,959

- diluted	70,464,850	70,214,850	70,464,850	70,062,222

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

						Accumulated
	Common stock		Additional	Stock-based		other
	Number		paid-in	compensation	Accumulated	comprehensive
	of shares	Amount	capital	reserves	deficit	income/(loss)	Total

Balance at October 31, 2019	69,874,850	$698	$2,768,138	$-	$(9,581,438)	$334,363	$(6,478,239)

Effect of adoption of ASU 2016-02	-	-	-	-	(2,926)	-	(2,926)

Imputed interest on advances from directors	-	-	3,389	-	-	-	3,389

Net loss for the quarter ended January 31, 2020	-	-	-	-	(63,789)	-	(63,789)

Foreign currency translation loss	-	-	-	-	-	(100,290)	(100,290)

Balance at January 31, 2020	69,874,850	$698	$2,771,527	$-	$(9,648,153)	$234,073	$(6,641,855)

Shares issued for services	100,000	2	4,198		-	-	4,200

Imputed interest on advances from directors	-	-	3,407	-	-	-	3,407

Stock-based compensation expenses				2,267	-	-	2,267

Net loss for the quarter ended April 30, 2020	-	-	-	-	(209,652)	-	(209,652)

Foreign currency translation gain	-	-	-	-	-	121,584	121,584

Balance at April 30, 2020	100,000	$2	$7,605	$2,267	$(209,652)	$121,584	$(6,720,049)

Imputed interest on advances from directors			3,409				3,409

Stock-based compensation expenses				4,400	-	-	4,400

Net loss for the period					(205,225)		(205,225)

Foreign currency translation loss						(75,542)	(75,542)

Balance at July 31, 2020	69,974,850	$700	$2,782,541	$6,667	$(10,063,030)	$280,115	$(6,993,007)

Balance at October 31, 2020	70,224,850	$702	$2,824,279	$8,160	$(10,256,364)	$21,425	$(7,401,798)

Imputed interest on advances from directors	-	-	3,553	-	-	-	3,553

Stock-based compensation expenses	-	-	-	4,542	-	-	4,542

Net loss for the quarter ended January 31, 2021	-	-	-	-	(172,044)	-	(172,044)

Foreign currency translation loss	-	-	-	-	-	(266,966)	(266,966)

Balance at January 31, 2021	70,224,850	$702	$2,827,832	$12,702	$(10,428,408)	$(245,541)	$(7,832,713)

Imputed interest on advances from directors	-	-	3,826	-	-	-	3,826

Stock-based compensation expenses	-	-	-	(18)	-	-	(18)

Net loss for the quarter ended April 30, 2021	-	-	-	-	(189,089)	-	(189,089)

Foreign currency translation gain	-	-	-	-	-	48,854	48,854

Balance at April 30, 2021	70,224,850	$702	$2,831,658	$12,684	$(10,617,497)	$(196,687)	$(7,969,140)

Imputed interest on advances from directors	-	-	4,049	-	-	-	4,049

Stock-based compensation expenses	-	-	-	(3,731)	-	-	(3,731)

Net loss for the quarter ended July 31, 2021	-	-	-	-	(198,713)	-	(198,713)

Foreign currency translation loss	-	-	-	-	-	(14,788)	(14,788)

Balance at July 31, 2021	70,224,850	$702	$2,835,707	$8,953	$(10,816,210)	$(211,475)	$(8,182,323)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED BIOMEDICAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	9 months ended
	July 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss attributable to ABMT common stockholders	$(559,846)	$(478,666)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation on property & equipment	10,885	-
Depreciation on operating lease right-of-use assets	23,836	13,014
Imputed interest	11,428	32,268
Interest on operating lease liabilities	1,132	10,205
Interest on car loans	906	3,300
Stock-based compensation expenses	793	10,867
Loss on disposal of property and equipment	24	-
Net exchange difference	2	(3)
Changes in operating assets and liabilities (Increase)/Decrease in:
Inventory	(84,772)	(15,557)
Other receivables and prepaid expenses	(18,421)	15,329
Depreciation allocated to inventory	6,018	6,901
Increase/(Decrease) in:
Trade payables and contract liabilities	(230,449)	305,359
Other payables and accrued expenses	95,426	(8,529)
Net cash used in operating activities	(743,038)	(105,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(51,449)	(29,692)
Net cash used in investing activities	(51,449)	(29,692)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a stockholder	35,774	41,753
Due to directors	29,576	16,226
Due to related parties	555,811	121,864
Principal element of operating lease payments	(25,363)	(32,568)
Interest element of operating lease payments	(1,132)	(3,300)
Interest on car loan	(906)	-
Net cash provided by financing activities	593,760	143,975

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,046	111

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,681)	8,882

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	201,664	5,592

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$6,983	$14,474

Supplemental of cash flow information
Interest income	$94	$18

Other non cash items
Interest expenses	$226,713	$243,246

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

In the opinion of the management, the unaudited condensed consolidated financial statements contain adjustments considered necessary to present fairly the Company’s financial position as of July 31, 2021, the consolidated results of operations for the three and nine months ended July 31, 2021 and 2020 and consolidated statements of cash flows for the nine months ended July 31, 2021 and 2020 on an accrual basis and in accordance with accounting principles generally accepted in the United States of America for interim financial information and rules and regulations of the SEC. The consolidated results for the three and nine months ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2021. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2020 appearing in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on Jan 29, 2021

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

As of July 31, 2021 and October 31, 2020, the Company owed a stockholder $915,627 and $880,108 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amount owed.

As of July 31, 2021 and October 31, 2020, the Company owed four related parties a total of $5,433,540 and $4,705,512 respectively which are unsecured and repayable on demand. Interests are charged at 7% per annum on the amounts owed.

Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2021 and 2020 were $76,885, $79,615, $225,581, and $239,946 respectively.

As of July 31, 2021 and October 31, 2020, the Company owed $347,889 and $308,031 respectively, to three directors for advances made on an unsecured basis, repayable on demand and interest free.

Imputed interest charged at 5% per annum on the amounts owed to two directors is $4,049, $3,409, $11,428 and $10,205 for the three and nine months ended July 31, 2021 and 2020 respectively.

Sales for the three and nine months ended 31 July 2021 and 2020 of US$180, US$961, US$47,508 and US$48,491 and nil respectively were made to a company in which Mr. Chen Tie Jun has a significant equity interest.

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

As of July 31, 2021, the Company has future lease payments as follows:

For the year ending October 31,
2021	$27,860
2022	10,370
Total lease payment payables	38,230
Short-term lease not recognized as a liability	(26,003)
Lease of low-value assets not capitalized	(1,083)
Less: Interest element	(318)
Total lease liabilities	10,826
Lease liabilities, current portion	(10,826)
Lease liabilities, non-current portion	$-

Capital commitments

As of July 31, 2021, the Company has no outstanding capital commitments.

NOTE 7	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (FASB) Codification Topic 825 (ASC Topic 825), “Disclosure About Fair Value of Financial Instruments” requires certain disclosures regarding the fair value of financial instruments. The carrying amounts of other receivables and prepaid expenses, other payables and accrued liabilities and due to a stockholder, directors and related parties approximate their fair values because of the short-term nature of the instruments. The management of the Company is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial statements.

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

As reflected in the accompanying unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $10,816,210 as of July 31, 2021 and which includes a net loss of $559,846 for the nine months ended July 31, 2021. As of July 31, 2021, the Company’s total current liabilities exceeded its total current assets by $8,336,260 and the Company used cash in operations of $743,038 for the nine months ended on that date. These factors raise substantial doubt about its ability to continue as a going concern. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In April 2018, the Company’s application for its PA Screws was approved by the NMPA in China (Medical Device Certification Number: 20183460133).

Process of Human Trials

As of July 31, 2021, for medical study and comparison purpose, the Company has completed a total of 83 successful clinical human trial cases, including 71 cases on ankle fractures and 57 successful PA Binding Wire trial cases. We have been conducting human trials at the 6 state level hospitals recognized by NMPA for clinical trials in different cities throughout China; including Nanchang, Changsha, Luoyang, Nanning and Tianjin. The cities and provinces where our clinical trial hospitals are based will be the initial target regions on our marketing plan. These regions are both densely populated and have experienced high or above medium economic growth. The clinical trials for the Company’s PA Screws have been completed with 100 percent success rate. Having gained NMPA approval for PA Screws, the Company is planning to start clinical trials on series of orthopaedic products the Company has developed using the same unique biomaterial.

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

Results of Operations

The “Results of Operations” discussed in this section merely reflect the information and results of the Company for the period from September 25, 2002 (Shenzhen Changhua’s date of inception) to July 31, 2021 and 2020.

Revenues

Our revenue for the three and nine months ended July 31, 2021 and 2020 were $180, $961, $47,508 and $61,251 respectively.

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

Cost of Sales

Cost of sales for the three and nine months ended July 31, 2021 and 2020 were $38, $820, $10,217 and $33,831 respectively. The main components of cost of sales are expenses for attending exhibitions/trade shows and staff costs.

Gross Profits

Gross profits for the three and nine months ended July 31, 2021 and 2020 were $142, $141, $37,291 and $27,420 respectively.

Operating Expenses

Operating expenses for the three and nine months ended July 31, 2021 and 2020 were $111,914, $116,582, $350,855 and $363,840 respectively.

Research and Development

Research and development costs related to both present and future products are expensed as incurred. Total expenditure on research and development charged to general and administrative expenses for the three and nine months ended July 31, 2021 and 2020 were $54,633, $42,773, $178,086 and $140,858. The main component of research and development costs is staff costs of the technical personnel on product improvements to enhance industrial design.

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

Other Income and Expenses

Total other (expenses) income, for the three and nine months ended July 31, 2021 and 2020 were ($86,941), ($88,784), ($246,282) and ($142,246) respectively. There was no significant changes in total other income and expenses for the three and nine months ended July 31, 2021 except that during the nine months ended July 31, 2020, the Company received a Biomedical Incentive Award of US$125,237 from the government of Shenzhen Longgang District where our facilities are located, in recognition of the Company’s achievement of obtaining a Class III medical device permit from China’s NMPA. The remaining other expenses comprised mainly interest expenses with no significant differences between the relevant periods of 2021 and 2020.

Finance Costs

As of July 31, 2021 and October 31, 2020, a stockholder and four related parties had loaned a total of $6,349,167 and $5,585,620 respectively to the Company as unsecured loans repayable on demand and interest is charged at 7% per annum on the amount due. Total interest expenses on advances from a stockholder and the related parties accrued for the three and nine months ended July 31, 2021 and 2020 were $76,885, $79,615, $225,581 and $239,946 respectively.

As of July 31, 2021 and October 31, 2020, the Company owed $347,889 and $308,031 respectively to the directors for advances made on an unsecured basis, repayable on demand. Total imputed interest expenses on advances from the directors, calculated at 5% per annum, recorded as additional paid-in capital amounted to $4,049, $3,409, $11,428 and $10,205 for the three and nine months ended July 31, 2021 and 2020 respectively.

Net Loss

The net loss attributable to common stockholders for the three and nine months ended July 31, 2021 and 2020 were $213,501, $280,767, $792,746 and $532,914 respectively. We started to generate revenue at the end of our fiscal year from inception to October 31, 2019 before our sales campaign was disrupted by the COVID-19 pandemic, but we have to incur operating expenses for the upkeep of the Company and the clinical trials.

Liquidity and Capital Resources

We had a working capital deficit of $8,336,260 and $7,533,045 as of July 31, 2021 and October 31, 2020 respectively. Our working capital deficit increased as a result of the fact that we only started to market of our NMPA approved PA Screw in China at the end of 2019 fiscal year, and the company has to put resources to market its products, complete the clinical trials of other products. Although we began to generate revenues at the end of 2019 fiscal year, our marketing campaign was disrupted by the COVID-19 pandemic and the revenue income was not sufficient. Our main source of financing during the year came in the form of PA Screws sales and loan from our related parties and stockholders.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $743,038 and $105,512 in the nine months ended July 31, 2021 and 2020 respectively. This amount was attributable primarily to the net loss after adjustment for non-cash items, such as depreciation, loss on disposal of property and equipment, imputed interest on advances from directors, and stock-based compensation expenses. The change in operating assets and liabilities include inventory, other receivables and prepaid expenses, trade payable and contract liabilities and other payables and accrued expenses. In short, cash used in operating activities increased were a result of increased in operating loss, build-up of inventory, increment in other receivables and prepared expenses assets, and reduction in trade payables and contract liabilities while slightly offset by other payables and accrued expenses liabilities. Other items had no significant changes.

Net Cash Used in Investing Activities

We recorded net cash used of $51,449 and $29,692 in investing activities in the nine months ended July 31, 2021 and 2020 respectively. This amount reflected purchases of property and equipment, primarily for research and development to our facilities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended July 31, 2021 and 2020 was $593,760 and $143,975 respectively, which represented advances from a stockholder, directors and related parties, payment to operating lease with principal and interest. The significant increase in the cash provided by financing activities was loan from related parties which was the current financing source of the Company.

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

We believe that our existing cash, cash equivalents at July 31, 2021, will be insufficient to meet our cash needs. Our minimum cash requirement for the next 12 months is projected to be $800,000. This amount may increase if we decide to start clinical trials on new products. The management is actively pursuing additional funding and strategic partners, which will enable the Company to implement our business plan, business strategy, to continue research and development, clinical trials or further development that may arise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2021 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2021.

Under the supervision and with the participation of our then principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of July 31, 2021. Based on this evaluation, the management concluded that the disclosure controls and procedures were ineffective at such time to ensure that information required to be disclosed by the company in the reports filed or submitted under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive officer and principal financial officer also concluded that our disclosure controls, which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, were inappropriate to allow timely decisions regarding required disclosure.

Based on officers’ assessment, the Company determined that there were material weaknesses in its internal control over financial reporting as of July 31, 2021 based on the material weaknesses described below:

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of July 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer *
32.1	Section 906 Certification of Chief Executive Officer *
32.2	Section 906 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*filed herewith

(1) Incorporated by reference to the Form SB-2 registration statement filed on January 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2021	By:

ADVANCED BIOMEDICAL TECHNOLOGIES, INC.

	By:	/s/ Chi Ming Yu
Chi Ming Yu, President and Director
(Principal Executive Officer)

	By:	/s/ Hui Wang
Hui Wang, Director and Chief Executive Officer
(Controller)

	By:	/s/ Kai Gui
Kai Gui, Director, Secretary and Chief Financial Officer (Principal Financial Officer)

